Form 10-Q
period 1995-03-31
KENAN TRANSPORT CO
filed 1995-05-10
CIK 745379

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended           March 31, 1995
                                             ---------------------------
                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


Commission File Number       0-12058
                             -------

                          KENAN TRANSPORT COMPANY
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              North Carolina                         56-0516485
     -------------------------------               ---------------
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)


                University Square - West, 143 W. Franklin Street
                    Chapel Hill, North Carolina, 27516-3910
           -----------------------------------------------------------
           (Address of principal executive offices, including Zip Code)


                                (919) 967-8221
           -----------------------------------------------------------
                (Registrant's telephone number, including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X          No
                                  -------          -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at April 30, 1995
      --------------------------         -----------------------------
      Common stock, no par value                    2,389,497

                             KENAN TRANSPORT COMPANY

                                     INDEX




                                                                     Page
                                                                     ----
Part I - Financial Information

     Consolidated Balance Sheets as of March 31, 1995 and
     December 31, 1994                                                  1

     Consolidated Statements of Income for the three months
     ended March 31, 1995 and 1994                                      2

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1995 and 1994                               3

     Notes to Consolidated Financial Statements                         4

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                5



Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                          6

     Signatures                                                         7

     Index to Exhibits                                                  8

                        PART I - FINANCIAL INFORMATION

                           KENAN TRANSPORT COMPANY
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                March 31,    December 31,
                                                  1995          1994
ASSETS                                        (Unaudited)      (Note 1)
- - -------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                      $15,993        $12,759
   Short-term investments                             --           1,000
   Accounts receivable                              3,497          4,249
   Operating supplies and parts                       598            574
   Prepayments --
     Tires                                          1,093          1,295
     Insurance, licenses and other                  1,028            602
     Deferred income taxes                          1,660          1,660
                                                 ------------------------
        Total Current Assets                       23,869         22,139

Operating Property
   Land                                             3,205          3,201
   Buildings and leasehold improvements             4,981          4,972
   Revenue equipment                               47,571         47,434
   Other equipment                                  3,732          3,667
                                                 ------------------------
                                                   59,489         59,274
   Accumulated depreciation                       (25,524)       (24,259)
                                                 ------------------------
        Net Operating Property                     33,965         35,015

Other Assets                                          475            471
                                                 ------------------------
                                                  $58,309        $57,625
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------------------------------------------
Current Liabilities
   Accounts payable                               $ 1,134        $ 1,257
   Wages and employee benefits payable              3,834          4,603
   Claims payable                                   3,785          3,866
   Other accrued expenses                              79            153
   Income taxes payable                               581            --
                                                 ------------------------
        Total Current Liabilities                   9,413          9,879

Deferred Income Taxes                               8,052          7,975

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
     authorized; 2,389,497 and 2,378,339
     shares issued and outstanding                  2,996          2,798
   Retained earnings                               37,848         36,973
                                                 ------------------------
                                                   40,844         39,771
                                                 ------------------------
                                                  $58,309        $57,625
                                                 ========================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                             KENAN TRANSPORT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                 For the Three Months Ended March 31, 1995 and 1994 (Unaudited and dollars in thousands except per share amounts)

                                                   1995           1994
- - ------------------------------------------------------------------------
Operating Revenue                                 $15,397        $15,550

Operating Expenses
   Wages and employee benefits                      7,916          7,838
   Fuel, parts, tires and other                     2,739          2,891
   Taxes and licenses                                 987          1,039
   Claims and insurance                               522            529
   Communications, utilities and rent                 348            287
   Depreciation                                     1,349          1,326
                                                 ------------------------
                                                   13,861         13,910
                                                 ------------------------
Operating Income                                    1,536          1,640
   Interest income and other expenses, net            171             75
                                                 ------------------------
Income before Provision for Income Taxes            1,707          1,715
   Provision for income taxes                         683            695
                                                 ------------------------
Net Income                                        $ 1,024        $ 1,020
                                                 ========================



Weighted average number of shares
   outstanding (in thousands)                       2,380          2,372


Earnings per share                                $   .43        $   .43

Operating ratio                                      90.0%          89.5%

Dividends paid per share                          $ .0625        $ .0600



The Notes to Consolidated Financial Statements are an integral part of these statements.


                             KENAN TRANSPORT COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 1995 and 1994
                       (Unaudited and dollars in thousands)

                                                    1995          1994
- - ------------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                     $ 2,682        $ 2,675
   Purchases of operating property, net              (299)          (691)
   Short-term investments, net                      1,000         (1,500)
   Dividends                                         (149)          (143)
                                                 ------------------------
Net Increase in Cash and Cash Equivalents           3,234            341
Beginning Cash and Cash Equivalents                12,759          9,046
                                                 ------------------------

Ending Cash and Cash Equivalents                  $15,993        $ 9,387
                                                 ========================


The Notes to Consolidated Financial Statements are an integral part of these statements.


                              KENAN TRANSPORT COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.   Basis of Presentation
- - --------------------------
           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

           The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

           The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                              KENAN TRANSPORT COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS



     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position andoperating results during the periods included in the accompanying financial statements.



Results of Operations
- - -------------------------------

     Revenue for the first quarter of 1995 was $15,397,000, a decrease of $153,000 and 1% from the first quarter of 1994. Net income was $1,024,000 compared to $1,020,000 in 1994. Earnings per share were $.43 for both quarters. Warmer weather, compared to historical averages and the first quarter of 1994, affected demand for heating fuels and our revenue from transportation of those products. Miles operated decreased 1% to 10,334,000 in 1995 while average freight rates remained unchanged.

     Operating expenses for the first quarter of 1995 were $13,861,000 compared to $13,910,000 in 1994. Operating expenses decreased during the quarter as a result of effective cost control, operating efficiencies and lower demand. Our operating ratio for the quarter was 90.0% compared to 89.5% for 1994.

     The Company is pursuing expansion into new operating territories in the Southeast by taking advantage of the opportunities presented by Federal preemption of state regulation of trucking entry, rates and routes.


Liquidity and Capital Resources
- - -------------------------------

     The Company's financial condition at March 31, 1995 was strong. Working capital was $14,456,000 compared to $12,499,000 at March 31, 1994 and the current ratios were 2.5 and 2.3, respectively. Cash and cash equivalents totaled $15,993,000 at March 31, 1995, and the Company had no debt outstanding under its $7,000,000 bank line of credit.

     Cash flows for the first three months of 1995 totaled $3,234,000 compared to $341,000 during the first quarter of 1994. The $2,893,000 increase in cash flows for the quarter is due largely to shifts in cash and investments from short-term investments to cash equivalent investments. Cash flows from operations for the first quarter of 1995 were $2,682,000 compared to $2,675,000 in 1994.

     The Company has second quarter cash commitments of approximately $4,000,000 for tractor and trailer replacements. It is expected that capital expenditure requirements will be met with internal cash resources.

                             PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
- - -------    --------------------------------

  (a) The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      May 10, 1995                       BY:/s/  William L. Boone
                                              ----------------------------
                                              Vice President-Finance and
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


    Exhibit
     Number                           Description
   ---------     --------------------------------------------------------
     10(a)       Supplemental Executive Retirement Plan, effective January
                 1, 1990, filed as Exhibit 10(e) to the Registrant's Form
                 10-K for the year ended December 31, 1990, which is incorporated herein by reference to such Form 10-K.

     10(b) Employee Stock Bonus Plan effective January 1, 1985, filed as Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1984, which is incorporated herein by reference to such Form 10-K.

     10(c) Amendment to Employee Stock Bonus Plan dated January 6, 1987, filed as Exhibit 10(d) to the Registrant's Form 10-K for the year ended December 31, 1986, which is incorporated herein by reference to such Form 10-K.

     10(d)       1994 Stock Bonus Plan effective January 1, 1994, filed as
                 Exhibit 10(b) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, which is incorporated herein by reference to such Form 10-Q.

      27         Financial Data Schedule for the 1st Quarter 10-Q