Form 10-Q
period 1995-06-30
KENAN TRANSPORT CO
filed 1995-08-10
CIK 745379

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended     June 30, 1995
                                               -------------
                                      OR

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

                              Yes    X          No
                                   -------          -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at July 31, 1995
       --------------------------         ------------------------------
       Common stock, no par value                    2,389,497

                              KENAN TRANSPORT COMPANY

                                      INDEX


                                                                   Page
                                                                   ----
Part I - Financial Information

      Consolidated Balance Sheets as of June 30, 1995 and
        December 31, 1994                                             1

      Consolidated Statements of Income for the three
        and six months ended June 30, 1995 and 1994                   2

      Consolidated Statements of Cash Flows for the
        six months ended June 30, 1995 and 1994                       3

      Notes to Consolidated Financial Statements                      4

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       5 - 6



Part II - Other Information

      Item 4 - Submission of Matters to a Vote of Security Holders    7

      Item 6 - Exhibits and Reports on Form 8-K                       7

      Signatures                                                      8

      Index to Exhibits

                         PART I - FINANCIAL INFORMATION

                            KENAN TRANSPORT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                              June 30,     December 31,
                                                1995          1994
ASSETS                                      (Unaudited)      (Note 1)
-----------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                    $ 8,390        $12,759
   Short-term investments                         3,061          1,000
   Accounts receivable                            3,947          4,249
   Operating supplies and parts                     547            574
   Prepayments -
      Tires                                       1,209          1,295
      Insurance, licenses and other                 873            602
   Deferred income taxes                          1,720          1,660
-----------------------------------------------------------------------
         Total Current Assets                    19,747         22,139

Operating Property
   Land                                           3,205          3,201
   Buildings and leasehold improvements           4,983          4,972
   Revenue equipment                             50,965         47,434
   Other equipment                                3,862          3,667
-----------------------------------------------------------------------
                                                 63,015         59,274
   Accumulated depreciation                     (25,140)       (24,259)
-----------------------------------------------------------------------
         Net Operating Property                  37,875         35,015

Other Assets                                        488            471
-----------------------------------------------------------------------
                                                $58,110        $57,625
=======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------
Current Liabilities
   Accounts payable                             $   857        $ 1,257
   Wages and employee benefits payable            3,531          4,603
   Claims payable                                 3,911          3,866
   Other accrued expenses                           156            153
   Income taxes payable                              38            --
-----------------------------------------------------------------------
         Total Current Liabilities                8,493          9,879

Deferred Income Taxes                             8,222          7,975

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,389,497 and 2,378,339
      shares issued and outstanding               2,996          2,798
   Retained earnings                             38,399         36,973
-----------------------------------------------------------------------
                                                 41,395         39,771
-----------------------------------------------------------------------
                                                $58,110        $57,625
=======================================================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                     KENAN TRANSPORT COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited and dollars in thousands except per share amounts)

                                               Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                              --------------------   --------------------
                                                1995        1994        1995        1994
-----------------------------------------------------------------------------------------
Operating Revenue                             $14,490     $14,088     $29,887     $29,638

Operating Expenses
   Wages and employee benefits                  7,433       7,179      15,349      15,017
   Fuel, parts, tires and other                 2,759       2,626       5,498       5,517
   Taxes and licenses                             948         946       1,935       1,985
   Claims and insurance                           636         628       1,158       1,157
   Communications, utilities and rent             335         289         683         576
   Depreciation                                 1,347       1,263       2,696       2,589
-----------------------------------------------------------------------------------------
                                               13,458      12,931      27,319      26,841
-----------------------------------------------------------------------------------------
Operating Income                                1,032       1,157       2,568       2,797
   Interest income and other expenses, net        146         139         317         214
-----------------------------------------------------------------------------------------
Income before Provision for Income Taxes        1,178       1,296       2,885       3,011
   Provision for income taxes                     471         522       1,154       1,217
-----------------------------------------------------------------------------------------
Net Income                                    $   707     $   774     $ 1,731     $ 1,794
=========================================================================================


Weighted average number of shares
   outstanding (in thousands)                   2,389       2,378       2,385       2,375

Earnings per share                            $   .30     $   .33     $   .73     $   .76

Operating ratio                                 92.9%       91.8%       91.4%       90.6%

Dividends paid per share                      $ .0625     $ .0600     $ .1250     $ .1200



The Notes to Consolidated Financial Statements are an integral part of these statements.

                              KENAN TRANSPORT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 1995 and 1994
                        (Unaudited and dollars in thousands)

                                                  1995           1994
-----------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                   $ 3,553        $ 5,296
   Purchases of operating property, net          (5,556)        (4,493)
   Short-term investments, net                   (2,061)        (1,500)
   Dividends                                       (305)          (292)
                                               ------------------------
Net Decrease in Cash and Cash Equivalents        (4,369)          (989)
Beginning Cash and Cash Equivalents              12,759          9,046
                                               ------------------------
Ending Cash and Cash Equivalents                $ 8,390        $ 8,057
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

            The results of operations for the three and six months ended June
      30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


2.    Purchase of Assets

            On June 29, 1995, the Company purchased the transportation assets of Cary Oil Company, Inc. for cash and entered into a long-term contract to provide transportation services to Cary Oil.



                               KENAN TRANSPORT COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



      The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying financial statements.



Results of Operations
-------------------------------
      Revenue for the second quarter of 1995 was $14,490,000, an increase of
$402,000 and 3% over the second quarter of 1994. Net income was $707,000, a decrease of $67,000 and 9% from the second quarter of 1994. Earnings per share were $.30 compared to $.33 in 1994. Second quarter revenue did not reach planned growth goals and continued to be impacted by the effect of reduced demand for heating fuels due to warm weather during the heating season. Miles operated increased 1% in comparison to the second quarter of 1994, while average freight rates were up 2%.

      Revenue for the six months ended June 30, 1995 was $29,887,000, an increase of $249,000 and 1% over the first half of 1994. Net income was $1,731,000, a decrease of $63,000 and 4%. Earnings per share were $.73 compared to $.76 in 1994. Miles operated remained flat in comparison to the first half of 1994, while average freight rates increased 1%.

      Operating expenses for the second quarter of 1995 totaled $13,458,000, an increase of $527,000 and 4% from the second quarter of 1994. The increase in operating expenses was primarily due to the cost of additional resources put in place to meet growth goals and expansion opportunities in the Southeast. The operating ratio increased to 92.9% from 91.8% in 1994.

      Operating expenses for the six months ended June 30, 1995 totaled
$27,319,000, an increase of $478,000 and 2% from the first half of 1994. The operating ratio increased to 91.4% from 90.6% in 1994.

      On June 29, 1995, the Company purchased the transportation assets of Cary
Oil Company, Inc. for cash and entered into a long-term contract to provide transportation services to Cary Oil. Annual transportation revenue generated by this contract is expected to exceed $4,000,000.



Liquidity and Capital Resources
-------------------------------
      The Company's financial condition at June 30, 1995 was strong. Working capital was $11,254,000 compared to $12,260,000 at December 31, 1994 and the current ratios were 2.3 and 2.2, respectively. The Company had no debt outstanding under its $7,000,000 bank line of credit.



                               KENAN TRANSPORT COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - CONTINUED



      Cash equivalents together with short-term investments totaled $11,451,000 at June 30, 1995. Cash flows from operations for the first half of 1995 were down $1,743,000 from 1994 levels due largely to the timing of payment for operating property additions. Net purchases of operating property in 1995 were up $1,063,000 over 1994 levels as a result of the purchase of assets from Cary
Oil and the replacement of 52 tractors under the Company's equipment replacement program.

      The cash dividend was increased 4% to an annual rate of $.26 per share effective with the quarterly payment in July. This was the seventeenth consecutive annual increase in the dividend.

      The Company's operations require the storage of fuel for use in its tractors in both underground and aboveground tanks. Beginning in 1989, the Company began a program to upgrade its fuel storage facilities. Under the program, the Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks and monitor facilities on an ongoing basis. These costs are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated.
Such costs have not been and are not expected to be material to the Company's operations or liquidity.



                              PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------
            The Registrant's Annual Meeting of Stockholders was held on May 1,
            1995, for the purpose of electing a board of directors, approving a proposal to amend the 1994 Stock Bonus Plan and to transact other business as came before the meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Act of 1934 and there was no solicitation in opposition to management's solicitations. The proposals voted upon and the results of voting were as follows:

            (1) Nominees for directors as listed in the proxy statement were elected for a one year term with the following vote:


                                      Votes        Votes         Broker
                                       For        Withheld     Non-votes
                                    ---------     --------     ---------
            Frank H. Kenan          2,165,627       3,910       159,392
            Lee P. Shaffer          2,165,727       3,810       159,392
            William C. Friday       2,165,727       3,810       159,392
            Owen G. Kenan           2,165,727       3,810       159,392
            Thomas S. Kenan, III    2,165,627       3,910       159,392
            Braxton Schell          2,165,627       3,910       159,392
            Paul Wright, Jr.        2,165,727       3,810       159,392



            (2) The proposal to amend the 1994 Stock Bonus Plan as described in the proxy statement was approved with the following vote:

            Shares voted for:             1,924,147
            Shares voted against:            11,388
            Shares withheld:
            Shares abstaining:              218,000
            Shares not voted:               175,394



Item 6.     Exhibits and Reports on Form 8-K
-------     ---------------------------------
  (a)       The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b)       No reports on Form 8-K have been filed during the quarter ended
            June 30, 1995.


                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENAN TRANSPORT COMPANY
                                               (Registrant)



DATE:       August 8, 1995                BY:   /s/  William L. Boone
                                                ----------------------------
                                                Vice President-Finance and
                                                Chief Financial Officer


                               INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


    Exhibit
     Number                                   Description
   ---------      -----------------------------------------------------------
       10         Amendment to the 1994 Stock Bonus Plan, adopted by the
                  Registrant's Board of Directors on February 13, 1995 and
                  approved by shareholders on May 1, 1995 at the Annual
                  Meeting.

       27         Financial Data Schedule for the 2nd Quarter 10-Q.





