Form 10-Q
period 1995-09-30
KENAN TRANSPORT CO
filed 1995-11-13
CIK 745379

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended     September 30, 1995
                                               ------------------
                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


Commission File Number  0-12058
                        -------

                           KENAN TRANSPORT COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               North Carolina                          56-0516485
      -------------------------------               ----------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)


                 University Square - West, 143 W. Franklin Street
                     Chapel Hill, North Carolina, 27516-3910
            ------------------------------------------------------------
            (Address of principal executive offices, including Zip Code)


                                 (919) 967-8221
            ------------------------------------------------------------
                 (Registrant's telephone number, including Area Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X          No
                                   -------          -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at October 31, 1995
       --------------------------          -------------------------------
       Common stock, no par value                      2,389,497

                              KENAN TRANSPORT COMPANY

                                      INDEX


                                                                   Page
                                                                   ----
Part I - Financial Information

      Consolidated Balance Sheets as of September 30, 1995
        and December 31, 1994                                         1

      Consolidated Statements of Income for the three
        and nine months ended September 30, 1995 and 1994             2

      Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1995 and 1994                 3

      Notes to Consolidated Financial Statements                      4

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       5 - 6



Part II - Other Information

      Item 6 - Exhibits and Reports on Form 8-K                       7

      Signatures                                                      8

      Index to Exhibits                                               9

                         PART I - FINANCIAL INFORMATION

                            KENAN TRANSPORT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                           September 30,   December 31,
                                               1995            1994
ASSETS                                      (Unaudited)      (Note 1)
-----------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                    $ 7,152        $12,759
   Short-term investments                         5,446          1,000
   Accounts receivable                            3,706          4,249
   Operating supplies and parts                     533            574
   Prepayments --
      Tires                                       1,307          1,295
      Insurance, licenses and other                 878            602
   Deferred income taxes                          1,720          1,660
                                               -----------------------
         Total Current Assets                    20,742         22,139

Operating Property
   Land                                           3,384          3,201
   Buildings and leasehold improvements           5,659          4,972
   Revenue equipment                             51,624         47,434
   Other equipment                                3,493          3,667
                                               -----------------------
                                                 64,160         59,274
   Accumulated depreciation                     (25,804)       (24,259)
                                               -----------------------
         Net Operating Property                  38,356         35,015

Other Assets                                        476            471
                                               -----------------------
                                                $59,574        $57,625
                                               =======================


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------
Current Liabilities
   Accounts payable                             $ 1,020        $ 1,257
   Wages and employee benefits payable            4,317          4,603
   Claims payable                                 3,899          3,866
   Other accrued expenses                           188            153
                                               -----------------------
         Total Current Liabilities                9,424          9,879

Deferred Income Taxes                             8,327          7,975

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,389,497 and 2,378,339
      shares issued and outstanding               2,996          2,798
   Retained earnings                             38,827         36,973
                                               -----------------------
                                                 41,823         39,771
                                               -----------------------
                                                $59,574        $57,625
                                               =======================


The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                              KENAN TRANSPORT COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited and dollars in thousands except per share amounts)

                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                            --------------------      ------------------
                                              1995       1994          1995       1994
----------------------------------------------------------------------------------------
Operating Revenue                            $15,128    $14,229       $45,015    $43,867

Operating Expenses
   Wages and employee benefits                 7,886      7,199        23,235     22,216
   Fuel, parts, tires and other                2,921      2,531         8,419      8,048
   Taxes and licenses                            934        915         2,869      2,900
   Claims and insurance                          614        654         1,772      1,811
   Communications, utilities and rent            430        300         1,113        876
   Depreciation                                1,419      1,351         4,115      3,940
                                             -------------------------------------------
                                              14,204     12,950        41,523     39,791
                                             -------------------------------------------
Operating Income                                 924      1,279         3,492      4,076
   Interest income and other expenses, net        48         62           365        276
                                             -------------------------------------------
Income before Provision for Income Taxes
   and Extraordinary Item                        972      1,341         3,857      4,352
   Provision for income taxes                    389        540         1,543      1,757
                                             -------------------------------------------
Income before Extraordinary Item                 583        801         2,314      2,595
   Extraordinary item -- write off
      intrastate operating rights, net
      of tax                                      --       (823)           --      (823)
                                             -------------------------------------------
Net Income                                   $   583    $   (22)      $ 2,314    $ 1,772
                                             ===========================================



Weighted average number of shares
   outstanding (in thousands)                  2,389      2,378         2,387      2,376


Earnings Per Share:
   Before extraordinary item                 $   .24    $   .34       $   .97    $  1.09
   Extraordinary item                             --       (.35)           --       (.35)
                                             -------------------------------------------
                                             $   .24    $  (.01)      $   .97    $   .74
                                             ===========================================


Operating ratio                                93.9%      91.0%         92.2%      90.7%


Dividends paid per share                     $ .0650    $ .0625       $ .1900    $ .1825



The Notes to Consolidated Financial Statements are an integral part of these statements.


                              KENAN TRANSPORT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 1995 and 1994
                        (Unaudited and dollars in thousands)



                                                 1995            1994
-----------------------------------------------------------------------

Cash Provided by (Applied to):
   Operations                                 $  6,755        $  7,725
   Purchases of operating property, net         (7,456)         (5,600)
   Short-term investments, net                  (4,446)            500
   Dividends                                      (460)           (440)
                                              ------------------------
Net Increase (Decrease) in Cash
   and Cash Equivalents                         (5,607)          2,185

Beginning Cash and Cash Equivalents             12,759           9,046
                                              ------------------------
Ending Cash and Cash Equivalents              $  7,152        $ 11,231
                                              ========================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                               KENAN TRANSPORT COMPANY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1.    Basis of Presentation

            The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

            The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

            The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


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



Results of Operations
-------------------------------
      Revenue for the third quarter of 1995 was $15,128,000, an increase of $899,000 and 6% over the third quarter of 1994. Net income was $583,000 ($.24 per share) compared to a $22,000 loss ($.01 per share) in the third quarter of 1994. The 1994 third quarter net loss includes an extraordinary charge of $823,000 ($.35 per share) for the write-off of intrastate operating rights. Miles operated increased 5% to 9,987,000 in comparison to the third quarter of 1994.

      The increase in third quarter revenue reflects the effect of the Company's program to take advantage of growth opportunities provided by intrastate deregulation of trucking in 1995 and growth in transportation contract relationships. Our entry into new markets in Alabama and Tennessee and the implementation of transportation services to Cary Oil Company under a long-term contract provided the growth in revenue for the quarter.

      Revenue for the nine months ended September 30, 1995 was $45,015,000, an increase of $1,148,000 and 3% over 1994. Net income was $2,314,000 ($.97 per share) compared to $1,772,000 ($.74 per share) in 1994. The 1994 nine-month earnings include an extraordinary charge of $823,000 ($.35 per share). Miles operated increased 2% to 29,987,000 in 1995.

      Operating expenses for the third quarter of 1995 totaled $14,204,000, an increase of $1,254,000 and 10% over the third quarter of 1994. Operating expenses increased due to increased driver wages as we continue our program to enhance driver pay to attract and retain highly qualified professional drivers and added fixed costs incurred for the expansion program and costs associated with the start-up of the Cary Oil operation. Our operating ratio of 93.9% for the quarter, though higher than historical performance, still compares favorably with the trucking industry.

      Operating expenses for the nine months ended September 30, 1995 totaled $41,523,000, an increase of $1,732,000 and 4% over the first nine months of 1994. The operating ratio was 92.2% compared to 90.7% in 1994. The increase in operating expenses that lead to the decrease in margins in 1995 was due to the items discussed above. Increased costs to expand our markets may continue to impact profits during the fourth quarter of 1995.

                               KENAN TRANSPORT COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - CONTINUED




Liquidity and Capital Resources
-------------------------------
      The Company's financial condition at September 30, 1995 was strong. Working capital was $11,318,000 and the current ratios were 2.2 at September 30, 1995 and December 31, 1994. The Company had no debt outstanding under its $7,000,000 bank line of credit.

      Cash equivalents together with short-term investments totaled $12,598,000 at September 30, 1995. Cash flows from operations for the first nine months of 1995 were down $970,000 from 1994 levels due largely to the timing of payments made for operating property and expenses. Net purchases of operating property in 1995 were up $1,856,000 over 1994 levels due primarily to the purchase of assets from Cary Oil and tractors purchased under the Company's equipment replacement program.

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

                              PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K
-------     ---------------------------------
  (a)       The Exhibits on this Form 10-Q are listed on the accompanying Index to Exhibits

  (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENAN TRANSPORT COMPANY
                                               (Registrant)



DATE:  November 8, 1995                   BY: /s/  William L. Boone
                                              ----------------------------
                                              Vice President-Finance and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


    Exhibit
     Number                                   Description
   ---------      -----------------------------------------------------------

       27         Financial Data Schedule for the 3rd Quarter 10-Q.