Form 10-K405
period 1995-12-31
KENAN TRANSPORT CO
filed 1996-03-29
CIK 745379

FORM 10-K

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended     December 31, 1995
                                  -----------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number      0-12058
                            -------

                         KENAN TRANSPORT COMPANY
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         North Carolina                            56-0516485
------------------------------------    ---------------------------------
  (State or other jurisdiction of       (IRS Employer Identification No.)
   incorporation or organization)


            University Square - West, 143 W. Franklin Street
                Chapel Hill, North Carolina, 27516-3910
      ------------------------------------------------------------
      (Address of principal executive offices, including Zip Code)


Registrant's telephone number, including Area Code:      (919) 967-8221
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                                 ----

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, No Par Value
                      --------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X         No
                                  -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of February 26, 1996, the aggregate market value of the voting stock held by persons other than those who may
be deemed affiliates of the registrant was   $20,098,692.
                                             ------------

The number of shares outstanding of the registrant's common stock was 2,389,497 at February 26, 1996.

                  DOCUMENTS INCORPORATED BY REFERENCE



   Location in Form 10-K                  Incorporated Document
---------------------------        -------------------------------------

Part III
   Items 10, 11, 12 and 13         Portions of the Company's Proxy
                                   Statement dated March 29, 1996 in
                                   connection with its Annual Meeting to
                                   be held on May 6, 1996.

                                   PART I

Item 1.    Business
-------------------------------------------------------------------------
     Kenan Transport Company (the Company), a North Carolina corporation, was incorporated in 1949. It ranks among the twenty largest tank truck carriers in the country.

     The Company is engaged in the transportation of bulk commodities in intrastate and interstate commerce. The Company primarily serves the petroleum, propane gas and chemical industries. Operations are concentrated in Alabama, Florida, Georgia, North Carolina, South
Carolina, Tennessee and Virginia. Interstate operations between these states and points throughout the United States are served.

     The Company provides transportation services to meet its customers' daily requirements through a network of terminals and a fleet of 437 tractors and 668 specialized trailers. The Company's terminals are strategically located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia, near the major pipeline terminals, chemical production centers and major ports serving the Southeast.

     The Company's terminals operate as "profit centers" staffed with experienced terminal managers, trained dispatchers, maintenance personnel and professional drivers. The Company has 810 employees.

     The Company has a large number of competitors with no single competitor being dominant in the industry. The Company competes with the trucking operations of the major oil and chemical companies as well as with independent carriers. Competition is primarily based on price and customer service. The Company considers its business to be somewhat seasonal with the winter heating season providing the highest demand levels.

     In addition to transportation of petroleum and chemical products, Company operations include storage of fuel in underground storage tanks for use in its operations. Management is committed to the protection of the environment and has procedures in place to ensure compliance with federal and state regulations and to provide appropriate response to spills and leaks that occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the financial statements of the Company.


Item 2.    Properties
-------------------------------------------------------------------------
     The Company owns twenty real properties located in five states. At December 31, 1995, these properties had a net book value of $6,145,000. Additionally, the Company leases ten real properties under leases generally for terms of one to five years. The properties are used for offices, terminals and vehicle maintenance facilities in the operations of the Company.

     The Company transports freight using over-the-road tractors and trailers which it owns. At December 31, 1995, revenue equipment owned by the Company, less accumulated depreciation, totaled $31,439,000.

Item 3.    Legal Proceedings
-------------------------------------------------------------------------
     There are no material pending legal proceedings.



Item 4.    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------
     No matters were submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.



Item 4(a). Executive Officers of the Registrant
-------------------------------------------------------------------------
     Information concerning the executive officers of the Company follows:


      Name                Age                   Position
--------------------     ----     --------------------------------------
Frank H. Kenan            83      Chairman of the Board of Directors,
                                  Chief Executive Officer and Treasurer
                                  of the Company since 1975.

Lee P. Shaffer            57      Director, President and Chief Operating
                                  Officer of the Company since 1975.

William L. Boone          56      Vice President-Finance and Secretary of
                                  the Company since 1974. Assistant
                                  Treasurer of the Company since 1981.

L. Avery Corning          38      Vice President-Operations and Sales
                                  beginning in 1994; President (1990-
                                  1994), Redwing Carriers, Inc., Tampa,
                                  Florida.

Gary J. Knutson           45      Vice President-Marketing of the Company
                                  beginning in 1994. Vice President-Sales
                                  of the Company (1990-1993).

John E. Krovic            40      Vice President-Human Resources and
                                  Safety of the Company since 1993.
                                  General Manager, Safety Management
                                  Incorporated (1992-1993), Norfolk, VA.
                                  Vice President-Human Resources (1988-
                                  1992), Southland Industries, Inc.
                                  Norfolk, VA.

Lee P. Shaffer, III (1)   36      Vice President-Operations Services of
                                  the Company beginning in 1994. Director
                                  of Operations Services of the Company
                                  (1992-1993). Director of Operations of
                                  the Company (1988-1992)


(1) Lee P. Shaffer, III is the son of Lee P. Shaffer, President and Chief Operating Officer of the Company.

                                 PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters
-------------------------------------------------------------------------
    On October 21, 1986, the Registrant's stock began trading on the NASDAQ Stock Market under the symbol KTCO. The Company had approximately 605 shareholders of record, including holders whose shares are held in street names, on December 31, 1995.

    The high and low sale prices and the cash dividends paid per share for each quarter in the last two fiscal years are shown below:

                            1995                          1994
              ---------------------------    ---------------------------
Quarter         High      Low    Dividend      High      Low    Dividend
--------      --------  -------  --------    --------  -------  --------
First          $20      $17.50    $.0625      $19      $16.50    $.0600
Second          21       19.25     .0625       19.50    17.50     .0600
Third           22       20        .0650       20.50    19        .0625
Fourth          22.25    20.25     .0650       19.50    17.50     .0625

Item 6.    Selected Financial Data
-------------------------------------------------------------------------
    Selected financial data for the past five years is presented below:


                                    1995        1994        1993        1992        1991
------------------------------------------------------------------------------------------
Operations (in thousands)
---------------------------------
Operating revenue                  $61,717     $59,100     $57,063     $53,750     $49,175
Operating income                     5,124       5,787       5,421       4,702       3,794
Net income (1)                       3,323       3,682       3,435       3,054       2,553


Per Share
---------------------------------
Earnings (1)                       $  1.39     $  1.55     $  1.45     $  1.29     $  1.08
Dividends declared                   .2575       .2475       .2375       .2275       .2175
Book value                           17.86       16.72       15.76       14.56       13.49
Market value                         20.75       17.50       17.38       14.00       12.75


Financial Position (in thousands)
---------------------------------
Cash, cash equivalents and
  short-term investments           $10,106     $13,759     $11,996     $10,816     $ 9,147
Working capital                      9,568      12,260      10,766       9,044       8,378
Net operating property              41,265      35,015      32,747      29,577      27,900
Total assets                        61,188      57,625      54,727      48,568      44,640
Total debt                             --          --          --          --          --
Stockholders' equity                42,677      39,771      37,363      34,348      31,767


Ratios and Statistics
---------------------------------
Operating ratio                      91.7%       90.2%       90.5%       91.3%       92.3%
Return on equity (1)                    8%          9%         10%          9%          8%
Current ratio                         1.98        2.24        2.07        2.02        2.14
Debt equity ratio                      --          --          --          --          --
Average shares outstanding
   (in thousands)                    2,387       2,377       2,368       2,359       2,355

<F1>
      (1)   Before the effect of an extraordinary charge in 1994 of $823,000 ($.35 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

Results of Operations - 1995 Compared to 1994
---------------------------------------------
    Revenue increased 4% from 1994 to $61,717,000. The $2,617,000 increase in revenue reflects implementation of transportation services under a long-term contract with Cary Oil Company, Inc. in July and the expansion into Tennessee and Alabama during the year. Miles operated increased 3% to 40,972,000 in 1995.

    Operating expenses increased 6% in 1995 to $56,593,000. The $3,280,000 increase was due primarily to the 3% increase in miles operated, added fixed costs incurred in connection with the expansion of our markets into Tennessee and Alabama, start-up costs associated with new business and enhanced driver pay and benefit programs. Wages and employee benefits increased to 50.9% of revenue from 50.1% in 1994, largely as a result of the enhancements to driver pay and benefits. The increase in fuel, parts, tires and other operating expenses from 18.3% to 18.7% of revenue in 1995, was due to a 2% increase in average fuel prices and added costs incurred to place operating personnel and equipment in the Tennessee and Alabama expansion areas. Continued control over accident claims and insurance costs resulted in a reduction from 4.3% of revenue to 4.2% in 1995. The increase in communication, utilities and rent expense to 2.5% of revenue from 2.0% in 1994 resulted from an increase in equipment and facilities rent and additional communication costs to operate our new on-line dispatch system. Depreciation expense remained unchanged at 9.0% of revenue.


Results of Operations - 1994 Compared to 1993
---------------------------------------------
    Revenue increased 4% from 1993 to $59,100,000. The increase reflects growth in demand for transportation services, changes in revenue yield and rates necessary to cover inflationary cost increases. Miles operated increased 1% to 39,671,000 in 1994.

    Operating expenses increased 3% from 1993 to $53,313,000 due primarily to inflationary cost increases. Wages and employee benefits expense remained virtually unchanged at 50.1% of revenue compared to 50.2% in 1993. An increase in driver pay rates was offset by a reduction in employee health insurance claims expense. Fuel, parts, tires and other operating expenses decreased from 18.9% to 18.3% of revenue in 1994 as a result of a 6% decline in average fuel prices. Accident claims and insurance expense was generally flat, decreasing from 4.5% to 4.3% of revenue in 1994. A new computerized dispatch system caused communications, utilities and rent expense to increase from 1.9% of revenue to 2.0% in 1994. Depreciation expense increased to 9.0% of revenue in 1994 from 8.6% due primarily to new equipment purchases.

    Federal legislation was enacted during 1994 which generally preempts state regulation of intrastate trucking rates, routes and entry.
Accordingly, intrastate operating rights of $823,000 (net of tax) were written off as an extraordinary item in 1994.

Liquidity and Capital Resources
---------------------------------------------
    The financial condition of the Company is strong. At December 31, 1995, working capital was $9,568,000 compared to $12,260,000 at December 31, 1994 and the current ratios were 1.98 and 2.24, respectively. The decrease in working capital reflects the Company's additional investment in operating property during the year. Cash, cash equivalents and short-term investments totaled $10,106,000 at December 31, 1995 and the Company had no debt outstanding under its $7,000,000 bank line of credit.

    Net capital expenditures for 1996, which include the cost of replacing tractors and tank trailers and constructing terminal facilities, are expected to be $11,700,000. Management expects that capital expenditures and working capital requirements in 1996 will be satisfied by internal cash resources.

    The Company's operations require the storage of fuel for use in its tractors in both underground and aboveground tanks. In 1989 the Company implemented a program to upgrade its fuel storage facilities. Under the program, the Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks and monitor facilities on an ongoing basis. These costs are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated. Such costs have not been and are not expected to be material to the Company's operations or liquidity.

Item 8.   Financial Statements and Supplementary Data
-------------------------------------------------------------------------


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Kenan Transport Company:

    We have audited the accompanying consolidated balance sheets of Kenan Transport Company (a North Carolina corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenan Transport Company and subsidiary as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                  Arthur Andersen LLP




Raleigh, North Carolina,
February 9, 1996.

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)


                                                       December 31
                                                -------------------------
                                                   1995            1994
-------------------------------------------------------------------------
ASSETS
---------------------------------------------
Current Assets
   Cash and cash equivalents                      $ 3,220        $12,759
   Short-term investments                           6,886          1,000
   Accounts receivable                              4,945          4,249
   Operating supplies and parts                       506            574
   Prepayments -
     Tires                                          1,238          1,295
     Insurance, licenses and other                    639            602
   Deferred income taxes                            1,878          1,660
                                                  -----------------------
       Total Current Assets                        19,312         22,139

Operating Property
   Land                                             3,398          3,201
   Buildings and leasehold improvements             7,159          4,972
   Revenue equipment                               54,379         47,434
   Other equipment                                  3,492          3,667
                                                  -----------------------
                                                   68,428         59,274
   Accumulated depreciation                       (27,163)       (24,259)
                                                  -----------------------
Net Operating Property                             41,265         35,015

Other Assets                                          611            471
                                                  -----------------------
                                                  $61,188        $57,625
                                                  =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------
Current Liabilities
   Accounts payable                               $   975        $ 1,257
   Wages and employee benefits payable              4,148          4,603
   Claims payable                                   4,153          3,866
   Other accrued expenses                             160            153
   Income taxes currently payable                     308            --
                                                  -----------------------
       Total Current Liabilities                    9,744          9,879

Deferred Income Taxes                               8,767          7,975

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,389,497 and 2,378,339
      shares issued and outstanding                 2,996          2,798
   Retained earnings                               39,681         36,973
                                                  -----------------------
                                                   42,677         39,771
                                                  -----------------------
                                                  $61,188        $57,625
                                                  =======================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (Dollars in thousands except per share amounts)


                                                       Years Ended December 31,
                                                   ---------------------------------
                                                      1995        1994        1993
------------------------------------------------------------------------------------
Operating Revenue                                   $61,717     $59,100     $57,063

Operating Expenses
   Wages and employee benefits                       31,412      29,588      28,624
   Fuel, parts, tires and other                      11,566      10,834      10,776
   Taxes and licenses                                 3,926       3,852       3,638
   Claims and insurance                               2,567       2,521       2,586
   Communications, utilities and rent                 1,544       1,205       1,086
   Depreciation                                       5,578       5,313       4,932
                                                   ---------------------------------
                                                     56,593      53,313      51,642
                                                   ---------------------------------
Operating Income                                      5,124       5,787       5,421
   Interest income and other expenses, net              415         334         357
                                                   ---------------------------------
Income before Provision for Income Taxes
   and Extraordinary Item                             5,539       6,121       5,778
   Provision for income taxes                         2,216       2,439       2,343
                                                   ---------------------------------
Income before Extraordinary Item                      3,323       3,682       3,435
   Extraordinary Item - write off intrastate
      operating rights, net of tax                      --         (823)        --
                                                   ---------------------------------
Net Income                                            3,323       2,859       3,435
   Retained earnings, beginning of the year          36,973      34,703      31,831
   Cash dividends                                      (615)       (589)       (563)
                                                   ---------------------------------
   Retained earnings, end of the year               $39,681     $36,973     $34,703
                                                   =================================


Earnings Per Share
   Before extraordinary item                        $  1.39     $  1.55     $  1.45
   Extraordinary item                                   --         (.35)        --
                                                   ---------------------------------
                                                    $  1.39     $  1.20     $  1.45
                                                   =================================


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                  KENAN TRANSPORT COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                              Years Ended December 31,
                                                        ---------------------------------
                                                           1995        1994        1993
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                            $ 3,323     $ 2,859     $ 3,435
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Extraordinary item                                     --          823         --
      Depreciation                                         5,578       5,313       4,932
      Deferred income taxes                                  574         747         186
      Changes in current assets and current liabilities     (743)        229       1,191
      Common stock issued under incentive plan               198         138         143
      Other                                                 (140)       (176)        (42)
                                                        ---------------------------------
   Net cash provided by operating activities               8,790       9,933       9,845

Cash Flows From Investing Activities:
   Purchases of operating property, net                  (11,828)     (7,581)     (8,102)
   Sales (purchases) of short-term investments, net       (5,886)      1,950          22
                                                        ---------------------------------
   Net cash used by investing activities                 (17,714)     (5,631)     (8,080)

Cash Flows From Financing Activities:
   Dividends                                                (615)       (589)       (563)
                                                        ---------------------------------
Net Increase (Decrease) In Cash And Cash Equivalents      (9,539)      3,713       1,202
Cash and Cash Equivalents at Beginning of Year            12,759       9,046       7,844
                                                        ---------------------------------
Cash and Cash Equivalents at End of Year                 $ 3,220     $12,759     $ 9,046
                                                        =================================

Supplemental Schedule Of Changes In Current Assets
   And Current Liabilities:
   (Increase) decrease in:
      Accounts receivable                                $  (696)    $   (93)    $     1
      Operating supplies and parts                            68         114          30
      Prepayments                                             20         394         (98)
   Increase (decrease) in:
      Accounts payable                                      (282)        216         111
      Wages and employee benefits payable                   (455)        494         644
      Claims payable                                         287        (676)        494
      Other accrued expenses                                   7          22          (9)
      Income taxes currently payable                         308        (242)         18
                                                        ---------------------------------
                                                         $  (743)    $   229     $ 1,191
                                                        =================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for income taxes            $ 1,334     $ 1,934     $ 2,139
                                                        =================================

The Notes to Consolidated Financial Statements are an integral part of these statements.


                         KENAN TRANSPORT COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies
---------------------------------------------------------------
Preparation of Financial Statements
    The consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments
    The Company classifies all investments maturing within three months from the date of purchase as cash equivalents. All other investments maturing within twelve months of the balance sheet date are classified as short-term investments. At December 31, 1995 and 1994, the Company had short-term investments in municipal bonds totaling $6,886,000 and $1,000,000, respectively. The bonds have been classified as held-to-maturity investments and were recorded at cost, which approximates market value.

Tires
    The cost of replacement tires is included in operating supplies and parts in the accompanying Consolidated Balance Sheets. When installed on revenue equipment, tire costs are included in prepayments and amortized over their useful life based on mileage.

Operating Property
    Operating property is recorded at cost, net of tires. Maintenance and repairs are charged to operating expenses as incurred; renewals and improvements are capitalized. Depreciation is computed on the straight-line method using lives of 5 to 15 years for revenue equipment, 15 to 40 years for buildings, remaining life of leases for leasehold improvements, and 2 to 10 years for other equipment.

Claims Payable
    Claims payable represents the estimated cost of open claims that is retained and paid by the Company under its insurance programs for workers' compensation, bodily injury and property damage. These estimates are based on historical information along with certain assumptions about future cash flows. Changes in assumptions for such things as medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change. In the accompanying Consolidated Statements of Income and Retained Earnings, workers' compensation costs are included in wages and employee benefits expenses, and other claims costs are included in claims and insurance expenses.

Environmental Expenditures
    The Company's operations require the storage of fuel for use in its tractors in both underground and aboveground tanks. The Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks and monitor facilities on an ongoing basis. These costs are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated.


Income Taxes
    The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Earnings Per Share
    Earnings per share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 2,387,265 (1995), 2,376,765 (1994) and 2,368,298 (1993).


Note 2 - Purchase of Assets
---------------------------------------------------------------
    On June 29, 1995, the Company purchased the transportation assets of Cary Oil Company, Inc. for cash and entered into a long-term contract to provide transportation services to Cary Oil.


Note 3 - Extraordinary Item
---------------------------------------------------------------
    On August 23, 1994, the Federal Aviation Authorization Act of 1994 was enacted. Among other matters, the Act generally prohibits states from regulating rates, routes and entry of motor carriers beginning January 1, 1995. As a result of this legislation, the Company wrote off the recorded value of intrastate operating rights as an extraordinary charge of $823,000 (net of $31,000 in deferred income tax benefits) during the third quarter of 1994.


Note 4 - Bank Line of Credit
---------------------------------------------------------------
    A Bank Credit Agreement provides a $7,000,000 line of credit at the prime interest rate. The agreement is subject to renewal annually on May 1, and in the event it is not renewed, the outstanding balance at termination is payable over 60 months. The agreement has been renewed through May 1998. Restrictive covenants related to current ratio, net worth and funded debt, among others, were met at December 31, 1995. There have been no amounts outstanding under the agreement since 1988.

Note 5 - Income Taxes
---------------------------------------------------------------
    Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and assets at December 31, 1995 and 1994 were as follows (dollars in thousands):

                                                      1995        1994
                                                   ---------------------
    Liabilities
       Depreciation                                  $8,384      $7,697
       Prepaid tires                                    470         492
       Other                                            405         312
                                                   ---------------------
          Deferred tax liabilities                    9,259       8,501

    Assets
       Claims payable                                 1,577       1,467
       Employee benefits                                569         505
       Other                                            224         214
                                                   ---------------------
          Deferred tax assets                         2,370       2,186
                                                   ---------------------
          Net deferred tax liability                 $6,889      $6,315
                                                   =====================


    The provisions for income taxes consist of the following (dollars in thousands):

                                           1995        1994        1993
                                        --------------------------------
    Currently payable
       Federal                           $1,387      $1,428      $1,833
       State                                255         264         324
                                        --------------------------------
                                          1,642       1,692       2,157
    Deferred                                574         747         186
                                        --------------------------------
                                         $2,216      $2,439      $2,343
                                        ================================


    The statutory federal income tax rates differ from the effective income tax rates as follows:

                                           1995        1994        1993
                                         -------------------------------
Statutory federal income tax rate          34.0%       34.0%       34.0%
Increase in tax rate resulting from:
   State income taxes, net of federal
     tax benefit                            4.0         4.0         4.1
   Other items, net                         2.0         1.8         2.5
                                         -------------------------------
Effective income tax rate                  40.0%       39.8%       40.6%
                                         ===============================

Note 6 - Incentive Plans
---------------------------------------------------------------
    In 1985, the Company implemented a stock incentive plan for certain key employees. The Plan provided an opportunity for these employees to earn up to 50,000 shares of common stock over a ten year period if targeted increases in net income were attained. The total number of shares issued under the Plan as of December 31, 1994 was 43,619. There were 7,870 shares of stock earned in 1993 and issued in March 1994, increasing common stock by $138,000 in 1994.

    The 1985 Stock Bonus Plan was terminated upon adoption of the 1994 Stock Bonus Plan that became effective January 1, 1994. The new plan enables the Company to continue providing long-term incentives for key employees while encouraging optimum growth in Company profits. Over a ten year period, up to 56,600 shares of common stock may be earned if targeted increases in net income are attained. Employees may elect to receive up to half of the value of their incentive bonuses in cash. There were 11,158 shares of stock earned in 1994 and issued in March 1995, increasing common stock by $198,000 in 1995. No shares were earned in 1995. Compensation expense related to the Plan is recognized in the year earned.


Note 7 - Retirement Plans
---------------------------------------------------------------
    The Company has a Profit Sharing Retirement Plan covering all employees. Contributions are determined annually by the Board of Directors. The Plan is funded currently and contributions expensed were $980,000 (1995), $1,285,000 (1994) and $1,269,000 (1993).

    The Company has a Supplemental Executive Retirement Plan (SERP) to replace retirement benefits lost by certain officers under the Tax Reform Act of 1986. The SERP is an unfunded, deferred compensation plan with benefits payable upon retirement, death or other termination of employment under provisions similar to those of the Profit Sharing Retirement Plan. Net amounts expensed under the SERP were $109,000
(1995), $56,000 (1994) and $80,000 (1993).


Note 8 - Lease and Other Commitments
---------------------------------------------------------------
    Certain terminal facilities, office space and equipment, and revenue equipment are rented under operating leases expiring at various dates through 1999. At December 31, 1995, total future minimum rental payments required under leases having initial or remaining noncancellable lease terms in excess of one year are:

                            1996         $513,000
                            1997          425,000
                            1998          346,000
                            1999          306,000

    A bank letter of credit of $3,250,000 is outstanding on the Company's behalf in connection with its insurance program.

    The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the financial statements of the Company.

Note 9 - Nature of Business
---------------------------------------------------------------
    The Company transports commodities in bulk for the petroleum and chemical industries in the southeastern United States, and its customers include international corporations in these industries. One customer accounted for 12% of the Company's revenue in 1995 and 11% of the Company's revenue in 1994 and 1993. Concentration of credit risks to the Company consists primarily of trade receivables from petroleum and chemical companies. The Company maintains an allowance for doubtful accounts which totaled $261,000 and $248,000 at December 31, 1995 and 1994, respectively, to cover estimated credit losses.


Note 10 - Summary of Quarterly Financial Information (Unaudited)
---------------------------------------------------------------

                                 (Dollars in thousands)
                            ---------------------------------
                            Operating    Operating      Net     Earnings
    Quarter                  Revenue       Income      Income   Per Share
-------------------------------------------------------------------------
   1995
    First                     $15,397      $1,536      $1,024        $.43
    Second                     14,490       1,032         707         .30
    Third                      15,128         924         583         .24
    Fourth                     16,702       1,632       1,009         .42

   1994
    First                     $15,550      $1,640      $1,020        $.43
    Second                     14,088       1,157         774         .33
    Third (1)                  14,229       1,279         801         .34
    Fourth                     15,233       1,711       1,087         .45


(1) Net income and earnings per share are shown before an extraordinary charge of $823,000, or $.35 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
-------------------------------------------------------------------------
    None

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------------------
    Information with respect to directors required by Items 401 and 405 of Regulation S-K, appearing under the heading "Election of Directors" in the Registrant's proxy statement dated March 29, 1996 for the Annual Meeting of Shareholders to be held May 6, 1996, is incorporated herein by reference. Information regarding executive officers is included as Item 4(a) in Part I.



Item 11.  Executive Compensation
-------------------------------------------------------------------------
    Information with respect to executive compensation required by Item 402 of Regulation S-K, appearing under the heading "Compensation and Related Matters" in the Registrant's proxy statement dated March 29, 1996 for the Annual Meeting of Shareholders to be held May 6, 1996, is incorporated herein by reference.



Item 12.  Securities Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------------------
    Information with respect to securities ownership of certain beneficial owners and management required by Item 403 of Regulation S-K, appearing under the headings "Principal Shareholders" and "Security Ownership of Management" in the Registrant's proxy statement dated March 29, 1996 for the Annual Meeting of Shareholders to be held May 6, 1996, is incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions
-------------------------------------------------------------------------
    Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K, appearing under the heading "Compensation Committee Interlocks and Insider Participation" in the Registrant's proxy statement dated March 29, 1996, for the Annual Meeting of Shareholders to be held May 6, 1996, is incorporated herein by reference.

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)(1)    Financial Statements
          --------------------
          The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Consolidated Form 10-K.



   (2)    Schedules
          ---------
          None



   (3)    Exhibits
          --------
          Exhibits to this report are listed in the accompanying Index to Exhibits.



(b)       Reports on Form 8-K
          -------------------
          No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KENAN TRANSPORT COMPANY
                             -----------------------
                                  (Registrant)



      By:       /s/ Lee P. Shaffer
                -----------------------------------------------------
                Lee P. Shaffer, President and Chief Operating Officer


    Date:       March 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



    Signature                          Title                     Date
------------------------    ---------------------------   --------------

Principal Executive Officer:

/s/ Frank H. Kenan          Chairman of the Board         March 14, 1996
------------------------    and Chief Executive Officer
Frank H. Kenan




Chief Operating Officer:

/s/ Lee P. Shaffer          President, Chief Operating    March 14, 1996
------------------------    Officer and Director
Lee P. Shaffer




Principal Financial Officer:

/s/ William L. Boone        Vice President-Finance        March 14, 1996
------------------------    and Secretary
William L. Boone

     Signature                         Title                    Date
------------------------    --------------------------    ---------------

Controller or Principal
   Accounting Officer:

/s/ J. Earl Cowan           Controller                    March 14, 1996
------------------------
J. Earl Cowan




Directors:


/S/ Owen G. Kenan           Director                      March 14, 1996
------------------------
Owen G. Kenan



/S/ Thomas S. Kenan, III    Director                      March 14, 1996
------------------------
Thomas S. Kenan, III



/S/ Braxton Schell          Director                      March 14, 1996
------------------------
Braxton Schell



/S/ Paul Wright, Jr.        Director                      March 14, 1996
------------------------
Paul Wright, Jr.



/S/ William C. Friday       Director                      March 14, 1996
------------------------
William C. Friday

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page No.
Financial Statements                                       in Form 10-K
-------------------------------------------------------    ------------


Report of Independent Public Accountants relating to the
   Consolidated Financial Statements and Notes thereto              9

Consolidated Balance Sheets - December 31, 1995 and 1994           10

Consolidated Statements of Income and Retained Earnings - For
   the Years Ended December 31, 1995, 1994 and 1993                11

Consolidated Statements of Cash Flows - For the Years Ended
   December 31, 1995, 1994 and 1993                                12

Notes to Consolidated Financial Statements                      13-17

                            INDEX TO EXHIBITS


Exhibit No.                          Description
-----------     ---------------------------------------------------------

3(a)            Charter Documents filed as Exhibit 3(a) to the
                Registrant's Form 10 Registration of Securities, filed April 27, 1984, which is incorporated herein by reference to such Form 10.

3(b) Articles of Amendment dated May 1987, filed as Exhibit 4(b) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1987, which is incorporated herein by reference to such Form 10-Q.

3(c) Articles of Amendment dated May 1988, filed as Exhibit 4(f) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1988, which is incorporated herein by reference to such Form 10-Q.

3(d) Bylaws filed as Exhibit 3(b) to the Registrant's Form 10 Registration of Securities, filed April 27, 1984, which is incorporated herein by reference to such Form 10.

3(e) Amendments to the Bylaws of the Registrant adopted March 15, 1985, March 2, 1987 and March 1, 1990, filed as
                Exhibit 4(e) to the Registrant's Form 10-K for the year ended December 31, 1989, which is incorporated herein by reference to such Form 10-K.

3(f) Amended and Restated Bylaws of the Registrant adopted September 26, 1990, filed as Exhibit 4(d) to the
                Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1991, which is incorporated herein by reference to such Form 10-Q.

3(g) Amendment to the Bylaws of the Registrant adopted May 6, 1991, filed as Exhibit 4(e) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1991, which is incorporated herein by reference to such Form 10-Q.

3(h) Amendment to the Bylaws of the Registrant adopted October 7, 1991, filed as Exhibit 4(f) to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1991, which is incorporated herein by reference to such Form 10-Q.

4(a) Specimen Stock Certificate filed as Exhibit 4(a) to the Registrant's Form 10 Registration of Securities, filed April 27, 1984, which is incorporated herein by reference to such Form 10.

4(b) Credit Agreement between First Union National Bank and the Registrant dated May 22, 1984, filed as Exhibit 4(b) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1984, which is incorporated herein by reference to such Form 10-Q.

Exhibit No.                         Description
-----------     ---------------------------------------------------------
Management contracts or compensatory plans or arrangements
    Exhibits 10(a) - 10(d)


10(a) Employee Stock Bonus Plan effective January 1, 1985, filed as Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1984, which is incorporated herein by reference to such Form 10-K.

10(b) Amendment to Employee Stock Bonus Plan dated January 6, 1987, filed as Exhibit 10(d) to the Registrant's Form 10-K for the year ended December 31, 1986, which is incorporated herein by reference to such Form 10-K.

10(c) Supplemental Executive Retirement Plan, effective January 1, 1990, filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1990, which is incorporated herein by reference to such Form 10-K.

10(d)           1994 Stock Bonus Plan effective January 1, 1994, filed as
                Exhibit 10(b) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, which is incorporated herein by reference to such Form 10-Q.

21              Subsidiaries of the Registrant.

23              Consent of Independent Public Accountants.

27              Financial Data Schedule for the year ended December 31,
                1995.