Form 10-Q
period 1996-03-31
KENAN TRANSPORT CO
filed 1996-05-13
CIK 745379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended         March 31, 1996
                                            -------------------------
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

                 Class                   Outstanding at April 30, 1996
      --------------------------         -----------------------------
      Common stock, no par value                    2,389,497

                         KENAN TRANSPORT COMPANY

                                 INDEX


                                                                     Page
                                                                     ----
Part I - Financial Information

    Consolidated Balance Sheets as of March 31, 1996 and
    December 31, 1995                                                  1

    Consolidated Statements of Income for the three months
    ended March 31, 1996 and 1995                                      2

    Consolidated Statements of Cash Flows for the three
    months ended March 31, 1996 and 1995                               3

    Notes to Consolidated Financial Statements                         4

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                5



Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                          6

    Signatures                                                         7

    Index to Exhibits                                                  8

                     PART I - FINANCIAL INFORMATION

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                                                March 31,    December 31,
                                                  1996          1995
ASSETS                                        (Unaudited)      (Note 1)
- -------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                      $ 9,415        $ 3,220
   Short-term investments                             810          6,886
   Accounts receivable                              4,799          4,945
   Operating supplies and parts                       526            506
   Prepayments --
     Tires                                          1,161          1,238
     Insurance, licenses and other                  1,226            639
     Deferred income taxes                          1,772          1,878
                                                 ------------------------
        Total Current Assets                       19,709         19,312

Operating Property
   Land                                             3,398          3,398
   Buildings and leasehold improvements             7,639          7,159
   Revenue equipment                               55,667         54,379
   Other equipment                                  3,758          3,492
                                                 ------------------------
                                                   70,462         68,428
   Accumulated depreciation                       (28,250)       (27,163)
                                                 ------------------------
        Net Operating Property                     42,212         41,265

Other Assets                                          760            611
                                                 ------------------------
                                                  $62,681        $61,188
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------
Current Liabilities
   Accounts payable                               $ 1,577        $   975
   Wages and employee benefits payable              4,107          4,148
   Claims payable                                   3,931          4,153
   Other accrued expenses                              87            160
   Income taxes payable                               598            308
                                                ------------------------
        Total Current Liabilities                  10,300          9,744

Deferred Income Taxes                               8,819          8,767

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
     authorized; 2,389,497 shares issued
     and outstanding                                2,996          2,996
   Retained earnings                               40,566         39,681
                                                 ------------------------
                                                   43,562         42,677
                                                 ------------------------
                                                  $62,681        $61,188
                                                 ========================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended March 31, 1996 and 1995
       (Unaudited and dollars in thousands except per share amounts)



                                                   1996           1995
- ------------------------------------------------------------------------
Operating Revenue                                 $17,587        $15,397

Operating Expenses
   Wages and employee benefits                      8,926          7,916
   Fuel, parts, tires and other                     3,298          2,739
   Taxes and licenses                               1,124            987
   Claims and insurance                               601            522
   Communications, utilities and rent                 429            348
   Depreciation                                     1,561          1,349
                                                 ------------------------
                                                   15,939         13,861
                                                 ------------------------
Operating Income                                    1,648          1,536
   Interest income and other expenses, net             70            171
                                                 ------------------------
Income before Provision for Income Taxes            1,718          1,707
   Provision for income taxes                         678            683
                                                 ------------------------
Net Income                                        $ 1,040        $ 1,024
                                                 ========================



Weighted average number of shares
   outstanding (in thousands)                       2,389          2,380



Earnings per share                                $   .44        $   .43

Operating ratio                                      90.6%          90.0%

Dividends paid per share                          $ .0650        $ .0625



The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1996 and 1995
                   (Unaudited and dollars in thousands)



                                                    1996          1995
- ------------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                     $ 2,782        $ 2,682
   Purchases of operating property, net            (2,508)          (299)
   Sales of short-term investments, net             6,076          1,000
   Dividends                                         (155)          (149)
                                                 ------------------------
Net Increase in Cash and Cash Equivalents           6,195          3,234
Beginning Cash and Cash Equivalents                 3,220         12,759
                                                 ------------------------

Ending Cash and Cash Equivalents                  $ 9,415        $15,993
                                                 ========================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   Basis of Presentation
- --------------------------
          The financial information included herein is unaudited;
    however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

          The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations
- -------------------------------
    Revenue for the first quarter of 1996 was $17,587,000, an increase of $2,190,000 and 14% from the first quarter of 1995. Net income was $1,040,000 compared to $1,024,000 in 1995. Earnings per share were $.44 compared to $.43 during the same period last year. Colder than normal weather during the first quarter positively affected demand for heating fuels and our revenue from transportation of those products. The addition of transportation services to Cary Oil and entry into Alabama and Tennessee markets also contributed to revenue growth for the quarter. Miles operated increased 10% to 11,391,000 in 1996.

    Operating expenses for the first quarter of 1996 were $15,939,000 compared to $13,861,000 in 1995, an increase of 15%. Operating expenses increased due to additional costs incurred to handle the growth in revenue, higher costs of driver pay primarily caused by waiting time at congested pipeline terminals during peak demand periods and higher fuel prices. The severe winter weather and tight petroleum supplies combined to increase the price of diesel fuel used in our operation by 18%. Our operating ratio for the quarter was 90.6% compared to 90.0% in 1995 and an industry ratio over 96% for all of 1995.

Liquidity and Capital Resources
- -------------------------------
    The Company believes its liquidity and capital resources are sufficient for the foreseeable future. Working capital was $9,409,000 compared to $9,568,000 at December 31, 1995, and the current ratios were
1.91 and 1.98, respectively. Cash and cash equivalents totaled $9,415,000 at March 31, 1996, and the Company had no debt outstanding under its $7,000,000 bank line of credit.

    Cash flows for the first three months of 1996 totaled $6,195,000 compared to $3,234,000 during the same period last year. Cash flows from operations were $2,782,000 compared to $2,682,000 in 1995. Completion of a new terminal facility in Atlanta, Georgia during the first quarter of 1996 caused net purchases of operating property to increase $2,209,000 over 1995 levels. Cash provided from the sale of short-term investments was up $5,076,000 over the first quarter of 1995 as short-term investments matured and were reinvested in cash equivalents.

     The Company has second quarter cash commitments of approximately $5,900,000 for tractor and trailer replacements, substantially completing capital expenditures for the year. It is expected that capital expenditure requirements will be met with internal cash resources.

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


Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

  (a) The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      May 10, 1996                      BY:/s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                            INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


    Exhibit
     Number                        Description
   ---------    --------------------------------------------------------

      27        Financial Data Schedule for the quarter ending March 31,
                1996.