Form 10-Q
period 1996-06-30
KENAN TRANSPORT CO
filed 1996-08-12
CIK 745379

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended     June 30, 1996
                                               -------------
                                      OR

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

                  Class                    Outstanding at July 31, 1996
       --------------------------         ------------------------------
       Common stock, no par value                    2,389,497

                              KENAN TRANSPORT COMPANY

                                      INDEX


                                                                   Page
                                                                   ----
Part I - Financial Information

      Consolidated Balance Sheets as of June 30, 1996 and
        December 31, 1995                                             1

      Consolidated Statements of Income for the three
        and six months ended June 30, 1996 and 1995                   2

      Consolidated Statements of Cash Flows for the
        six months ended June 30, 1996 and 1995                       3

      Notes to Consolidated Financial Statements                      4

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           5



Part II - Other Information

      Item 4 - Submission of Matters to a Vote of Security Holders    6

      Item 6 - Exhibits and Reports on Form 8-K                       6

      Signatures                                                      7

      Index to Exhibits                                               8

                         PART I - FINANCIAL INFORMATION

                            KENAN TRANSPORT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                              June 30,     December 31,
                                                1996          1995
ASSETS                                      (Unaudited)      (Note 1)
- -----------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                    $ 6,591        $ 3,220
   Short-term investments                           810          6,886
   Accounts receivable                            5,310          4,945
   Operating supplies and parts                     450            506
   Prepayments -
      Tires                                       1,239          1,238
      Insurance, licenses and other                 880            639
   Deferred income taxes                          1,714          1,878
- -----------------------------------------------------------------------
         Total Current Assets                    16,994         19,312

Operating Property
   Land                                           3,408          3,398
   Buildings and leasehold improvements           7,789          7,159
   Revenue equipment                             56,118         54,379
   Other equipment                                4,450          3,492
- -----------------------------------------------------------------------
                                                 71,765         68,428
   Accumulated depreciation                     (26,506)       (27,163)
- -----------------------------------------------------------------------
         Net Operating Property                  45,259         41,265

Other Assets                                      1,222            611
- -----------------------------------------------------------------------
                                                $63,475        $61,188
=======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------
Current Liabilities
   Accounts payable                             $ 2,191        $   975
   Wages and employee benefits payable            4,121          4,148
   Claims payable                                 3,772          4,153
   Other accrued expenses                           163            160
   Income taxes payable                             --             308
- -----------------------------------------------------------------------
         Total Current Liabilities               10,247          9,744

Deferred Income Taxes                             9,065          8,767

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,389,497 shares issued
      and outstanding                             2,996          2,996
   Retained earnings                             41,167         39,681
- -----------------------------------------------------------------------
                                                 44,163         42,677
- -----------------------------------------------------------------------
                                                $63,475        $61,188
=======================================================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                     KENAN TRANSPORT COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited and dollars in thousands except per share amounts)

                                               Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                              --------------------   --------------------
                                                1996        1995        1996        1995
- -----------------------------------------------------------------------------------------
Operating Revenue                             $16,637     $14,490     $34,224     $29,887

Operating Expenses
   Wages and employee benefits                  8,606       7,433      17,532      15,349
   Fuel, parts, tires and other                 3,122       2,759       6,420       5,498
   Taxes and licenses                           1,046         948       2,170       1,935
   Claims and insurance                           596         636       1,197       1,158
   Communications, utilities and rent             357         335         786         683
   Depreciation                                 1,689       1,347       3,250       2,696
- -----------------------------------------------------------------------------------------
                                               15,416      13,458      31,355      27,319
- -----------------------------------------------------------------------------------------
Operating Income                                1,221       1,032       2,869       2,568
   Interest income and other expenses, net         33         146         103         317
- -----------------------------------------------------------------------------------------
Income before Provision for Income Taxes        1,254       1,178       2,972       2,885
   Provision for income taxes                     491         471       1,169       1,154
- -----------------------------------------------------------------------------------------
Net Income                                    $   763     $   707     $ 1,803     $ 1,731
=========================================================================================


Weighted average number of shares
   outstanding (in thousands)                   2,389       2,389       2,389       2,385

Earnings per share                            $   .32     $   .30     $   .76     $   .73

Operating ratio                                 92.7%       92.9%       91.6%       91.4%

Dividends paid per share                      $ .0650     $ .0625     $ .1300     $ .1250



The Notes to Consolidated Financial Statements are an integral part of these statements.

                              KENAN TRANSPORT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 1996 and 1995
                        (Unaudited and dollars in thousands)

                                                  1996           1995
- -----------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                   $ 4,856        $ 3,553
   Purchases of operating property, net          (7,244)        (5,556)
   Short-term investments, net                    6,076         (2,061)
   Dividends                                       (317)          (305)
- -----------------------------------------------------------------------
Net Increase (Decrease) in Cash
   and Cash Equivalents                           3,371         (4,369)
Beginning Cash and Cash Equivalents               3,220         12,759
- -----------------------------------------------------------------------
Ending Cash and Cash Equivalents                $ 6,591        $ 8,390
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

            The results of operations for the three and six months ended June
      30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


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


Results of Operations
- -------------------------------
      Revenue for the second quarter of 1996 was $16,637,000, an increase of
$2,147,000 and 15% over the second quarter of 1995. Net income was $763,000, an increase of $56,000 and 8% over the second quarter of 1995. Earnings per share were $.32 compared to $.30 in 1995. Miles operated increased 11% in comparison to the second quarter of 1995.

      Revenue for the six months ended June 30, 1996 was $34,224,000, an increase of $4,337,000 and 15% over the first half of 1995. Net income was $1,803,000, an increase of $72,000 and 4% over the first half of 1995. Earnings per share were $.76 compared to $.73 in 1995. Miles operated increased 11% in comparison to the first half of 1995.

      Operating expenses for the second quarter of 1996 totaled $15,416,000, an increase of $1,958,000 and 15% over the second quarter of 1995. The increase was primarily the result of additional volume and to a lesser extent, higher fuel prices, depreciation and drivers' pay. The operating ratio decreased to 92.7% from 92.9% in 1995.

      Operating expenses for the six months ended June 30, 1996 totaled
$31,355,000, an increase of $4,036,000 and 15% over the first half of 1996. The operating ratio increased slightly to 91.6% from 91.4% in 1995.


Liquidity and Capital Resources
- -------------------------------
      The Company believes its liquidity and capital resources are sufficient for the foreseeable future. Working capital was $6,747,000 compared to
$9,568,000 at December 31, 1995, and the current ratios were 1.66 and 1.98, respectively. Cash and cash equivalents totaled $6,591,000 at June 30, 1996, and the Company had no debt outstanding under its $7,000,000 bank line of credit.

      Cash flows for the first half of 1996 totaled $3,371,000 compared to a decrease in cash of $4,369,000 during the same period last year. Cash flows from operations were $4,856,000 compared to $3,553,000 in 1995. Construction of new terminal facilities in Ft. Lauderdale and Atlanta caused net capital expenditures in 1996 to be up $1,688,000 over 1995 levels. Cash provided from the sale of short-term investments was $8,137,000 over the first half of 1995 as short-term investments matured and were reinvested in cash equivalents.

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

                              PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------
            The Registrant's Annual Meeting of Stockholders was held on May 6,
            1996 for the purpose of electing a board of directors and to transact other business as came before the meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities
            Act of 1934 and there was no solicitation in opposition to management's solicitations. The proposals voted upon and the results of voting were as follows:

            (1) Nominees for directors as listed in the proxy statement were elected for a one year term with the following vote:


                                      Votes        Votes         Broker
                                       For        Withheld     Non-votes
                                    ---------     --------     ---------
            Frank H. Kenan          1,974,920        -0-        386,356
            Lee P. Shaffer          1,974,920        -0-        384,916
            William C. Friday       1,974,080        -0-        384,916
            Owen G. Kenan           1,974,920        -0-        384,916
            Thomas S. Kenan, III    1,974,920        -0-        384,916
            Braxton Schell          1,974,520        -0-        384,916
            Paul Wright, Jr.        1,974,920        -0-        384,916





Item 6.     Exhibits and Reports on Form 8-K
- -------     ---------------------------------
  (a)       The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b)       No reports on Form 8-K have been filed during the quarter ended
            June 30, 1996.


                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENAN TRANSPORT COMPANY
                                               (Registrant)



DATE:       August 8, 1996                BY:   /s/  William L. Boone
                                                ----------------------------
                                                Vice President-Finance and
                                                Chief Financial Officer


                               INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


 Exhibit
  Number                         Description
- ---------   -----------------------------------------------------------
    27       Financial Data Schedule for the 2nd Quarter 10-Q.





