Form 10-Q
period 1996-09-30
KENAN TRANSPORT CO
filed 1996-11-12
CIK 745379

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended     September 30, 1996
                                               ------------------
                                      OR

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

                              Yes    X          No
                                   -------          -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at September 30, 1996
       --------------------------         ----------------------------------
       Common stock, no par value                      2,389,497

                              KENAN TRANSPORT COMPANY

                                      INDEX


                                                                   Page
                                                                   ----
Part I - Financial Information

      Consolidated Balance Sheets as of September 30, 1996
        and December 31, 1995                                         1

      Consolidated Statements of Income for the three
        and nine months ended September 30, 1996 and 1995             2

      Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1996 and 1995                 3

      Notes to Consolidated Financial Statements                      4

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           5



Part II - Other Information

      Item 6 - Exhibits and Reports on Form 8-K                       6

      Signatures                                                      7

      Index to Exhibits                                               8

                         PART I - FINANCIAL INFORMATION

                            KENAN TRANSPORT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                           September 30,    December 31,
                                                1996            1995
ASSETS                                      (Unaudited)       (Note 1)
-----------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                    $ 9,540        $ 3,220
   Short-term investments                           --           6,886
   Accounts receivable                            4,499          4,945
   Operating supplies and parts                     463            506
   Prepayments -
      Tires                                       1,141          1,238
      Insurance, licenses and other                 929            639
   Deferred income taxes                          1,805          1,878
-----------------------------------------------------------------------
         Total Current Assets                    18,377         19,312

Operating Property
   Land                                           3,531          3,398
   Buildings and leasehold improvements           8,309          7,159
   Revenue equipment                             56,685         54,379
   Other equipment                                4,431          3,492
-----------------------------------------------------------------------
                                                 72,956         68,428
   Accumulated depreciation                     (28,119)       (27,163)
-----------------------------------------------------------------------
         Net Operating Property                  44,837         41,265

Other Assets                                      1,123            611
-----------------------------------------------------------------------
                                                $64,337        $61,188
=======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------
Current Liabilities
   Accounts payable                             $ 1,203        $   975
   Wages and employee benefits payable            5,246          4,148
   Claims payable                                 3,837          4,153
   Other accrued expenses                           219            160
   Income taxes payable                             --             308
-----------------------------------------------------------------------
         Total Current Liabilities               10,505          9,744

Deferred Income Taxes                             9,114          8,767

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,389,497 shares issued
      and outstanding                             2,996          2,996
   Retained earnings                             41,722         39,681
-----------------------------------------------------------------------
                                                 44,718         42,677
-----------------------------------------------------------------------
                                                $64,337        $61,188
=======================================================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                     KENAN TRANSPORT COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited and dollars in thousands except per share amounts)

                                               Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                              --------------------   --------------------
                                                1996        1995        1996        1995
-----------------------------------------------------------------------------------------
Operating Revenue                             $16,638     $15,128     $50,862     $45,015

Operating Expenses
   Wages and employee benefits                  8,408       7,886      25,940      23,235
   Fuel, parts, tires and other                 3,190       2,921       9,610       8,419
   Taxes and licenses                           1,020         934       3,190       2,869
   Claims and insurance                           699         614       1,896       1,772
   Communications, utilities and rent             346         430       1,132       1,113
   Depreciation                                 1,704       1,419       4,954       4,115
-----------------------------------------------------------------------------------------
                                               15,367      14,204      46,722      41,523
-----------------------------------------------------------------------------------------
Operating Income                                1,271         924       4,140       3,492
   Interest income and other expenses, net        (97)         48           6         365
-----------------------------------------------------------------------------------------
Income before Provision for Income Taxes        1,174         972       4,146       3,857
   Provision for income taxes                     458         389       1,627       1,543
-----------------------------------------------------------------------------------------
Net Income                                    $   716     $   583     $ 2,519     $ 2,314
=========================================================================================


Weighted average number of shares
   outstanding (in thousands)                   2,389       2,389       2,389       2,387

Earnings per share                            $   .30     $   .24     $  1.05     $   .97

Operating ratio                                 92.4%       93.9%       91.9%       92.2%

Dividends paid per share                      $ .0675     $ .0650     $ .1975     $ .1900



The Notes to Consolidated Financial Statements are an integral part of these statements.

                        KENAN TRANSPORT COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1996 and 1995
                  (Unaudited and dollars in thousands)

                                                  1996           1995
-----------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                   $ 8,438        $ 6,755
   Purchases of operating property, net          (8,526)        (7,456)
   Short-term investments, net                    6,886         (4,446)
   Dividends                                       (478)          (460)
-----------------------------------------------------------------------
Net Increase (Decrease) in Cash
   and Cash Equivalents                           6,320         (5,607)
Beginning Cash and Cash Equivalents               3,220         12,759
-----------------------------------------------------------------------
Ending Cash and Cash Equivalents                $ 9,540        $ 7,152
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

            The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


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


Results of Operations
-------------------------------
      Revenue for the third quarter of 1996 was $16,638,000, an increase of $1,510,000 and 10% over the third quarter of 1995. The growth in third quarter revenue is primarily the result of increased demand for transportation services. Miles operated increased 6% over 1995. Net income was $716,000, an increase of $133,000 and 23% over the third quarter of 1995. Earnings per share were $.30 compared to $.24 in 1995.

      Revenue for the nine months ended September 30, 1996 was $50,862,000, an increase of $5,847,000 and 13% over 1995. The increase in revenue primarily reflects the effect of increased demand, the acquisition of Cary Oil Company in June of 1995 and expansion into Alabama and Tennessee markets. Miles operated increased 9% over 1995. Net income was $2,519,000, an increase of $205,000 and 9% over the first nine months of 1995. Earnings per share were $1.05 compared to $.97 in 1995.

      Operating expenses for the third quarter of 1996 totaled $15,367,000, an increase of $1,163,000 and 8% over the third quarter of 1995. Operating expenses increased due to an increase in the volume of business and higher fuel prices. Diesel fuel prices began rising again during the quarter and suppliers are predicting that they will continue to increase through the winter heating season. The Company has fuel surcharge programs in effect that management expects will enable the Company to obtain price adjustments as costs increase due to higher fuel prices. Our operating ratio improved to 92.4% for the quarter from last year's ratio of 93.9%.

      Operating expenses for the nine months ended September 30, 1996 totaled $46,722,000, an increase of $5,199,000 and 13% over the first nine months of 1995. The operating ratio was 91.9% compared to 92.2% in 1995.


Liquidity and Capital Resources
-------------------------------
      The Company's liquidity and capital resources are sufficient for the foreseeable future. Working capital at September 30, 1996 was $7,872,000 compared to $9,568,000 at December 31, 1995, and the current ratios were 1.75 and 1.98, respectively. Cash and cash equivalents totaled $9,540,000 at September 30, 1996, and the Company had no debt outstanding under its $7,000,000 bank line of credit.

      Cash flows for the nine months ended September 30, 1996 totaled $6,320,000 compared to a decrease in cash of $5,607,000 during the same period last year. Cash provided from the sale of short-term investments was $11,332,000 over the first nine months of 1995 as short-term investments matured and were reinvested in cash equivalents.

      The Company's operations require the storage of fuel for use in its tractors in both underground and aboveground tanks. In 1989, the Company implemented a program to upgrade its fuel storage facilities. Under the program, the Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks and to monitor facilities on an ongoing basis. These costs are recorded when it is probable that a liability has been incurred, and the related amount can be reasonably estimated. Such costs have not been and are not expected to be material to the Company's operations or liquidity.

                              PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K
-------     ---------------------------------
  (a)       The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENAN TRANSPORT COMPANY
                                               (Registrant)



DATE:       November 10, 1996             BY:   /s/  William L. Boone
                                                ----------------------------
                                                Vice President-Finance and
                                                Chief Financial Officer

                               INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


 Exhibit
  Number                         Description
---------   -----------------------------------------------------------
    27       Financial Data Schedule for the 3rd Quarter 10-Q.