Form 10-K
period 1996-12-31
KENAN TRANSPORT CO
filed 1997-03-27
CIK 745379

FORM 10-K

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended     December 31, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of March 3, 1997, the aggregate market value of the voting stock held by persons other than those who may be
deemed affiliates of the registrant was      $19,657,280.
                                             ------------

The number of shares outstanding of the registrant's common stock was 2,389,497 at March 3, 1997.

                  DOCUMENTS INCORPORATED BY REFERENCE



   Location in Form 10-K                  Incorporated Document
---------------------------        -------------------------------------

Part III
   Items 10, 11, 12 and 13         Portions of the Company's Proxy
                                   Statement dated March 27, 1997 in
                                   connection with its Annual Meeting to
                                   be held on May 5, 1997.

                                   PART I

Item 1.    Business
-------------------------------------------------------------------------
     Kenan Transport Company (the Company), a North Carolina corporation, was incorporated in 1949. It ranks among the twenty largest tank truck carriers in the country. One customer accounted for 11% of the Company's revenue in 1996.

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

     The Company provides transportation services to meet its customers' daily requirements through a network of terminals and a fleet of 428 tractors and 645 specialized trailers. The Company's terminals are strategically located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia, near the major pipeline terminals, chemical production centers and major ports serving the Southeast.

     The Company's terminals operate as "profit centers" staffed with experienced terminal managers, trained dispatchers, maintenance personnel and professional drivers. The Company has 820 employees.

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

Item 2.    Properties
-------------------------------------------------------------------------
     The Company owns twenty-one real properties located in five states. At December 31, 1996, these properties had a net book value of $10,724,000. Additionally, the Company leases thirteen real properties under leases generally for terms of one to five years. The properties are used for offices, terminals and vehicle maintenance facilities in the operations of the Company.

     The Company transports freight using over-the-road tractors and trailers which it owns. At December 31, 1996, revenue equipment owned by the Company, less accumulated depreciation, totaled $31,440,000.

Item 3.    Legal Proceedings
-------------------------------------------------------------------------
     There are no material pending legal proceedings.



Item 4.    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------
     No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



Item 4(a). Executive Officers of the Registrant
-------------------------------------------------------------------------
     Information concerning the executive officers of the Company follows:


      Name                Age                   Position
--------------------     ----     ---------------------------------------
Lee P. Shaffer            58      Director, Chief Executive Officer of
                                  the Company beginning in 1996;
                                  President of the Company since 1975;
                                  Chief Operating Officer of the Company
                                  (1975-1996).

William L. Boone          57      Vice President-Finance and Secretary of
                                  the Company since 1974. Treasurer of
                                  the Company beginning in 1996;
                                  Assistant Treasurer of the Company
                                  (1981-1996).

L. Avery Corning          39      Vice President-Operations and Sales
                                  beginning in 1994; President (1990-
                                  1994), Redwing Carriers, Inc., Tampa,
                                  Florida.

Gary J. Knutson           46      Vice President-Marketing of the Company
                                  beginning in 1994. Vice President-Sales
                                  of the Company (1990-1993).

John E. Krovic            41      Vice President-Human Resources and
                                  Safety of the Company since 1993.
                                  General Manager, Safety Management
                                  Incorporated (1992-1993), Norfolk, VA.
                                  Vice President-Human Resources (1988-
                                  1992), Southland Industries, Inc.
                                  Norfolk, VA.

Lee P. Shaffer, III (1)   37      Vice President-Operations Services of
                                  the Company beginning in 1994. Director
                                  of Operations Services of the Company
                                  (1992-1993). Director of Operations of
                                  the Company (1988-1992).

(1) Lee P. Shaffer, III is the son of Lee P. Shaffer, President and Chief Executive Officer of the Company.

                                 PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters
-------------------------------------------------------------------------
    On October 21, 1986, the Registrant's stock began trading on the NASDAQ Stock Market under the symbol KTCO. The Company had approximately 591 shareholders, including holders whose shares are held in street names, on December 31, 1996.

    The high and low sale prices and the cash dividends paid per share for each quarter in the last two fiscal years are shown below:

                          1996                           1995
              ---------------------------    ---------------------------
Quarter         High      Low    Dividend      High      Low    Dividend
--------      --------  -------  --------    --------  -------  --------
First          $22      $19       $.0650      $20      $17.50    $.0625
Second          21       18.75     .0650       21       19.25     .0625
Third           21.50    20        .0675       22          20     .0650
Fourth          21.50    19        .0675       22.25    20.25     .0650

Item 6.    Selected Financial Data
-------------------------------------------------------------------------
    Selected financial data for the past five years is presented below:


                                    1996        1995        1994        1993        1992
------------------------------------------------------------------------------------------
Operations (in thousands)
---------------------------------
Operating revenue                  $68,795     $61,717     $59,100     $57,063     $53,750
Operating income                     6,244       5,124       5,787       5,421       4,702
Net income (1)                       3,805       3,323       3,682       3,435       3,054


Per Share
---------------------------------
Earnings (1)                       $  1.59     $  1.39     $  1.55     $  1.45     $  1.29
Dividends declared                   .2675       .2575       .2475       .2375       .2275
Book value                           19.19       17.86       16.72       15.76       14.56
Market value                         19.00       20.75       17.50       17.38       14.00


Financial Position (in thousands)
---------------------------------
Cash, cash equivalents and
  short-term investments           $11,181     $10,106     $13,759     $11,996     $10,816
Working capital                     10,034       9,568      12,260      10,766       9,044
Net operating property              44,133      41,265      35,015      32,747      29,577
Total assets                        65,044      61,188      57,625      54,727      48,568
Total debt                             --          --          --          --          --
Stockholders' equity                45,843      42,677      39,771      37,363      34,348


Ratios and Statistics
---------------------------------
Operating ratio                      90.9%       91.7%       90.2%       90.5%       91.3%
Return on equity (1)                    9%          8%          9%         10%          9%
Current ratio                         2.00        1.98        2.24        2.07        2.02
Debt equity ratio                      --          --          --          --          --
Average shares outstanding
   (in thousands)                    2,389       2,387       2,377       2,368       2,359

<F1>
      (1) Before the effect of an extraordinary charge in 1994 of $823,000 ($.35 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

Results of Operations - 1996 Compared to 1995
---------------------------------------------
    Revenue increased 11% from 1995 to $68,795,000. The $7,078,000 increase in revenue reflects growth in demand for transportation services and the effect of higher prices to our customers to cover increased operating costs. The addition of transportation services to Cary Oil Company, Inc. in July of 1995 and the expansion into Alabama and Tennessee markets in 1995 also contributed to revenue growth for the year. Miles operated increased 8% to 44,177,000 in 1996.

    Operating expenses increased 11% in 1996 to $62,551,000. The $5,958,000 increase was due in large part to the 8% increase in miles operated, a 23% increase in diesel fuel prices and an 18% increase in depreciation expense. Wages and employee benefits decreased to 50.3% of revenue from 50.9% in 1995. Fuel, parts, tires and other operating expenses increased from 18.7% to 19.1% of revenue in 1996 due primarily to fuel price increases that were substantially offset by fuel surcharges that are included in revenue. Accident claims and insurance costs fell to 3.6% of revenue in 1996 from 4.2% due to lower insurance premiums and claims cost control. Recently completed terminal facilities in Atlanta and Fort Lauderdale resulted in lower communication, utilities and rent expense which decreased to 2.1% of revenue from 2.5% in 1995. The depreciation expense increase to 9.6% of revenue compared to 9.0% in 1995 reflects the impact of new equipment purchased for the Alabama and Tennessee expansion markets, and new terminal facilities in Atlanta and Fort Lauderdale placed in service in 1996.

    Net interest income and expenses decreased $405,000 from 1995. The reduction stems from lower interest rates and invested cash balances in 1996 from 1995 levels as well as losses recorded from the early retirement of high-mileage tractors.

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

    Operating expenses increased 6% in 1995 to $56,593,000. The $3,280,000 increase was due primarily to the 3% increase in miles operated, added fixed costs incurred in connection with the expansion into the Tennessee and Alabama markets, start-up costs associated with new business and enhanced driver pay and benefit programs. Wages and employee benefits increased to 50.9% of revenue from 50.1% in 1994, largely as a result of the enhancements to driver pay and benefits. The increase in fuel, parts, tires and other operating expenses from 18.3% to 18.7% of revenue in 1995, was due to a 2% increase in average fuel prices and added costs incurred to place operating personnel and equipment in the Tennessee and Alabama expansion areas. Continued control over accident claims and insurance costs resulted in a reduction from 4.3% of revenue to 4.2% in 1995. The increase in communication, utilities and rent expense to 2.5% of revenue from 2.0% in 1994 resulted from an increase in equipment and facilities rent and additional communication costs to operate our new on-line dispatch system. Depreciation expense remained unchanged at 9.0% of revenue.

    Federal legislation was enacted during 1994 which generally preempted state regulation of intrastate trucking rates, routes and entry.
Accordingly, intrastate operating rights of $823,000 (net of tax) were written off as an extraordinary item in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
-------------------------------------------------------------------------

Liquidity and Capital Resources
---------------------------------------------
    The Company's liquidity and capital resources are adequate. At December 31, 1996, working capital was $10,034,000 compared to $9,568,000 at December 31, 1995 and the current ratios were 2.00 and 1.98, respectively. Cash and cash equivalents totaled $11,181,000 at December 31, 1996 and the Company had no debt outstanding under its $7,000,000 bank line of credit.

    Net capital expenditures for replacement of tractors and tank trailers and the construction of terminal facilities are projected to be $9,200,000 in 1997. Management believes cash flows from operations and the Company's bank line of credit will be sufficient to fund these planned expenditures as well as 1997 working capital requirements, expansion opportunities and other corporate needs.

    The Company's operations require the storage of fuel for use in its tractors in both underground and aboveground tanks. The Company has a program to maintain its fuel storage facilities in compliance with environmental regulation. Under the program, the Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks and monitor facilities on an ongoing basis. These costs are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated. Such costs have not been and are not expected to be material to the Company's operations or liquidity.

Item 8.   Financial Statements and Supplementary Data
-------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Kenan Transport Company:

    We have audited the accompanying consolidated balance sheets of Kenan Transport Company (a North Carolina corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenan Transport Company and subsidiary as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                  Arthur Andersen LLP




Raleigh, North Carolina,
February 7, 1997.

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)


                                                       December 31,
                                                -------------------------
                                                   1996            1995
-------------------------------------------------------------------------
ASSETS
---------------------------------------------
Current Assets
   Cash and cash equivalents                      $11,181        $ 3,220
   Short-term investments                             --           6,886
   Accounts receivable                              4,988          4,945
   Operating supplies and parts                       413            506
   Prepayments
     Tires                                          1,033          1,238
     Insurance, licenses and other                    698            639
   Deferred income taxes                            1,741          1,878
                                                  -----------------------
       Total Current Assets                        20,054         19,312

Operating Property
   Land                                             3,531          3,398
   Buildings and leasehold improvements             9,279          7,159
   Revenue equipment                               56,015         54,379
   Other equipment                                  3,923          3,492
                                                  -----------------------
                                                   72,748         68,428
   Accumulated depreciation                       (28,615)       (27,163)
                                                  -----------------------
Net Operating Property                             44,133         41,265

Other Assets                                          857            611
                                                  -----------------------
                                                  $65,044        $61,188
                                                  =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------
Current Liabilities
   Accounts payable                               $ 1,257        $   975
   Wages and employee benefits payable              5,136          4,148
   Claims payable                                   3,409          4,153
   Other accrued expenses                             166            160
   Income taxes currently payable                      52            308
                                                  -----------------------
       Total Current Liabilities                   10,020          9,744

Deferred Income Taxes                               9,181          8,767

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,389,497 shares issued
      and outstanding                               2,996          2,996
   Retained earnings                               42,847         39,681
                                                  -----------------------
                                                   45,843         42,677
                                                  -----------------------
                                                  $65,044        $61,188
                                                  =======================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (Dollars in thousands except per share amounts)


                                                       Years Ended December 31,
                                                   ---------------------------------
                                                      1996        1995        1994
------------------------------------------------------------------------------------
Operating Revenue                                   $68,795     $61,717     $59,100

Operating Expenses
   Wages and employee benefits                       34,580      31,412      29,588
   Fuel, parts, tires and other                      13,138      11,566      10,834
   Taxes and licenses                                 4,261       3,926       3,852
   Claims and insurance                               2,502       2,567       2,521
   Communications, utilities and rent                 1,472       1,544       1,205
   Depreciation                                       6,598       5,578       5,313
                                                   ---------------------------------
                                                     62,551      56,593      53,313
                                                   ---------------------------------
Operating Income                                      6,244       5,124       5,787
   Interest income and other expenses, net               10         415         334
                                                   ---------------------------------
Income before Provision for Income Taxes
   and Extraordinary Item                             6,254       5,539       6,121
   Provision for income taxes                         2,449       2,216       2,439
                                                   ---------------------------------
Income before Extraordinary Item                      3,805       3,323       3,682
   Extraordinary Item - write off intrastate
      operating rights, net of tax                      --          --         (823)
                                                   ---------------------------------
Net Income                                            3,805       3,323       2,859
   Retained earnings, beginning of the year          39,681      36,973      34,703
   Cash dividends                                      (639)       (615)       (589)
                                                   ---------------------------------
   Retained earnings, end of the year               $42,847     $39,681     $36,973
                                                   =================================


Earnings Per Share
   Before extraordinary item                        $  1.59     $  1.39     $  1.55
   Extraordinary item                                   --          --         (.35)
                                                   ---------------------------------
                                                    $  1.59     $  1.39     $  1.20
                                                   =================================


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                  KENAN TRANSPORT COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                              Years Ended December 31,
                                                        ---------------------------------
                                                           1996        1995        1994
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                            $3,805      $ 3,323     $ 2,859
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Extraordinary item                                     --          --          823
      Depreciation                                         6,598       5,578       5,313
      Deferred income taxes                                  551         574         747
      Changes in current assets and current liabilities      472        (743)        229
      Common stock issued under incentive plan                --         198         138
      Other                                                 (246)       (140)       (176)
                                                        ---------------------------------
   Net cash provided by operating activities              11,180       8,790       9,933

Cash Flows From Investing Activities:
   Purchases of operating property, net                   (9,466)    (11,828)     (7,581)
   Sales (purchases) of short-term investments, net        6,886      (5,886)      1,950
                                                        ---------------------------------
   Net cash used by investing activities                  (2,580)    (17,714)     (5,631)

Cash Flows From Financing Activities:
   Dividends                                                (639)       (615)       (589)
                                                        ---------------------------------
Net Increase (Decrease) In Cash And Cash Equivalents       7,961      (9,539)      3,713
Cash and Cash Equivalents at Beginning of Year             3,220      12,759       9,046
                                                        ---------------------------------
Cash and Cash Equivalents at End of Year                 $11,181     $ 3,220     $12,759
                                                        =================================

Supplemental Schedule Of Changes In Current Assets
 And Current Liabilities:
   (Increase) decrease in:
      Accounts receivable                                $   (43)       (696)    $   (93)
      Operating supplies and parts                            93          68         114
      Prepayments                                            146          20         394
   Increase (decrease) in:
      Accounts payable                                       282        (282)        216
      Wages and employee benefits payable                    988        (455)        494
      Claims payable                                        (744)        287        (676)
      Other accrued expenses                                   6           7          22
      Income taxes currently payable                        (256)        308        (242)
                                                        ---------------------------------
                                                         $   472     $  (743)    $   229
                                                        =================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for income taxes            $ 2,154     $ 1,334     $ 1,934
                                                        =================================

The Notes to Consolidated Financial Statements are an integral part of these statements.


                         KENAN TRANSPORT COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies
---------------------------------------------------------------
Preparation of Financial Statements
    The consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company and its wholly-owned subsidiary which was merged into Kenan Transport Company effective December 31, 1996. All significant intercompany accounts and transactions have been eliminated.

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments
    The Company classifies investments maturing within three months from the date of purchase as cash equivalents. Investments maturing within twelve months of the balance sheet date are classified as short-term investments. All investments at December 31, 1996 were cash equivalents. At December 31, 1995 the Company had short-term investments in municipal bonds totaling $6,886,000. The bonds were classified as held-to-maturity investments and recorded at cost. These investments matured in 1996 and were sold at market value, which approximated cost.

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

Earnings Per Share
    Earnings per share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 2,389,497 (1996), 2,387,265 (1995) and 2,376,765 (1994).


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


Note 4 - Bank Line of Credit
---------------------------------------------------------------
    A Bank Credit Agreement provides a $7,000,000 line of credit at the prime interest rate. The agreement is subject to renewal annually on May 1, and in the event it is not renewed, the outstanding balance at termination is payable over 60 months. The agreement has been renewed through May 1998. Restrictive covenants related to current ratio, net worth and funded debt, among others, were met at December 31, 1996. There have been no amounts outstanding under the agreement since 1988.

Note 5 - Income Taxes
---------------------------------------------------------------
    Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and assets at December 31, 1996 and 1995 were as follows (dollars in thousands):

                                                      1996        1995
                                                   ---------------------
    Liabilities
       Depreciation                                  $8,715      $8,384
       Prepaid tires                                    392         470
       Other                                            525         405
                                                   ---------------------
          Deferred tax liabilities                    9,632       9,259

    Assets
       Claims payable                                 1,294       1,577
       Employee benefits                                610         569
       Other                                            288         224
                                                   ---------------------
          Deferred tax assets                         2,192       2,370
                                                   ---------------------
          Net deferred tax liability                 $7,440      $6,889
                                                   =====================


    The provisions for income taxes consist of the following (dollars in thousands):

                                           1996        1995        1994
                                        --------------------------------
    Currently payable
       Federal                           $1,568      $1,387      $1,428
       State                                330         255         264
                                        --------------------------------
                                          1,898       1,642       1,692
    Deferred                                551         574         747
                                        --------------------------------
                                         $2,449      $2,216      $2,439
                                        ================================


    The statutory federal income tax rates differ from the effective income tax rates as follows:

                                           1996        1995        1994
                                         -------------------------------
Statutory federal income tax rate          34.0%       34.0%       34.0%
Increase in tax rate resulting from:
   State income taxes, net of federal
     tax benefit                            4.0         4.0         4.0
   Other items, net                         1.2         2.0         1.8
                                         -------------------------------
Effective income tax rate                  39.2%       40.0%       39.8%
                                         ===============================

Note 6 - Incentive Plans
---------------------------------------------------------------
    The Company has a stock incentive plan for key employees that became effective January 1, 1994. The Plan enables the Company to provide long-term incentives for key employees while encouraging optimum growth in Company profits. Over a ten-year period, up to 56,600 shares of common stock may be earned if targeted increases in net income are attained. Employees may elect to receive up to half of the value of their incentive bonuses in cash. There were 11,158 shares of stock earned in 1994 and issued in March 1995, increasing common stock by $198,000 in 1995. No shares were earned in 1995. Approximately 5,300 shares of stock were earned in 1996 that will be issued in 1997. The actual number of shares will be based upon the market value of a share on the day preceding issuance. There would be no impact on reported net income from applying the disclosure requirements of SFAS 123 "Accounting for Stock-Based Compensation." Compensation expense related to the Plan is recognized in the year earned.


Note 7 - Retirement Plans
---------------------------------------------------------------
    The Company has a Profit-Sharing Retirement Plan covering all employees. Contributions are determined annually by the Board of Directors. The Plan is funded currently and contributions expensed were $1,173,000 (1996), $980,000 (1995) and $1,285,000 (1994).

    The Company has a Supplemental Executive Retirement Plan (SERP) to replace retirement benefits lost by certain officers under the Tax Reform Act of 1986. The SERP is an unfunded, deferred compensation plan with benefits payable upon retirement, death or other termination of employment under provisions similar to those of the Profit-Sharing Retirement Plan. Net amounts expensed under the SERP were $127,000
(1996), $109,000 (1995) and $56,000 (1994).


Note 8 - Lease and Other Commitments
---------------------------------------------------------------
    Certain terminal facilities, office space and equipment, and revenue equipment are rented under operating leases expiring at various dates through 1999. At December 31, 1996, total future minimum rental payments required under leases having initial or remaining noncancellable lease terms in excess of one year are:

                            1997         $435,000
                            1998          346,000
                            1999          306,000

    A bank letter of credit of $3,160,000 is outstanding on the Company's behalf in connection with its insurance program.

    The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the financial statements of the Company.

Note 9 - Nature of Business
---------------------------------------------------------------
    The Company transports commodities in bulk for the petroleum and chemical industries in the southeastern United States, and its customers include international corporations in these industries. One customer accounted for 11% of the Company's revenue in 1996, 12% in 1995 and 11% in 1994. Concentration of credit risks to the Company consists primarily of trade receivables from petroleum and chemical companies. The Company maintains an allowance for doubtful accounts which totaled $290,000 and $261,000 at December 31, 1996 and 1995, respectively, to cover estimated credit losses.


Note 10 - Summary of Quarterly Financial Information (Unaudited)
---------------------------------------------------------------

                                 (Dollars in thousands)
                            ---------------------------------
                            Operating    Operating      Net     Earnings
    Quarter                  Revenue       Income      Income   Per Share
-------------------------------------------------------------------------
   1996
    First                     $17,587      $1,648      $1,040        $.44
    Second                     16,637       1,221         763         .32
    Third                      16,638       1,271         716         .30
    Fourth                     17,933       2,104       1,286         .54

   1995
    First                     $15,397      $1,536      $1,024        $.43
    Second                     14,490       1,032         707         .30
    Third                      15,128         924         583         .24
    Fourth                     16,702       1,632       1,009         .42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
-------------------------------------------------------------------------
    None

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------------------
    Information with respect to directors required by Item 401 of Regulation S-K, appearing under the heading "Election of Directors" in the Registrant's proxy statement dated March 27, 1997 for the Annual Meeting of Shareholders to be held May 5, 1997, is incorporated herein by reference. Information with respect to executive officers required by
Item 401 of Regulation S-K is included as Item 4(a) in Part I.

    Information with respect to directors and executive officers required by Item 405 of Regulation S-K, appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Registrant's proxy statement dated March 27, 1997 for the Annual Meeting of Shareholders to be held May 5, 1997, is incorporated herein by reference.



Item 11.  Executive Compensation
-------------------------------------------------------------------------
    Information with respect to executive compensation required by Item 402 of Regulation S-K, appearing under the heading "Compensation and Related Matters" in the Registrant's proxy statement dated March 27, 1997 for the Annual Meeting of Shareholders to be held May 5, 1997, is incorporated herein by reference.



Item 12.  Securities Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------------------
    Information with respect to securities ownership of certain beneficial owners and management required by Item 403 of Regulation S-K, appearing under the headings "Principal Shareholders" and "Security Ownership of Management" in the Registrant's proxy statement dated March 27, 1997 for the Annual Meeting of Shareholders to be held May 5, 1997, is incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions
-------------------------------------------------------------------------
    Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K, appearing under the heading "Compensation Committee Interlocks and Insider Participation" in the Registrant's proxy statement dated March 27, 1997 for the Annual Meeting of Shareholders to be held May 5, 1997, is incorporated herein by reference.

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


                             KENAN TRANSPORT COMPANY
                             -----------------------
                                  (Registrant)



      By:       /s/ Lee P. Shaffer
                ------------------------------------------------------
                Lee P. Shaffer, President and Chief Executive Officer


    Date:       March 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



    Signature                          Title                     Date
------------------------    ---------------------------   --------------

Principal Financial Officer:

/s/ William L. Boone        Vice President-Finance;       March 14, 1997
------------------------    Secretary; Treasurer
William L. Boone



Controller or Principal
   Accounting Officer:

/s/ J. Earl Cowan           Controller                    March 14, 1997
------------------------
J. Earl Cowan

     Signature                         Title                    Date
------------------------    --------------------------    ---------------
Directors:

/S/ Thomas S. Kenan, III    Chairman of the Board         March 14, 1997
------------------------    of Directors
Thomas S. Kenan, III


/S/ Owen G. Kenan           Vice Chairman of the          March 14, 1997
------------------------    Board of Directors
Owen G. Kenan


/S/ William O. McCoy        Director                      March 14, 1997
------------------------
William O. McCoy


/S/ Paul J. Rizzo           Director                      March 14, 1997
------------------------
Paul J. Rizzo


/S/ William C. Friday       Director                      March 14, 1997
------------------------
William C. Friday


/S/ Braxton Schell          Director                      March 14, 1997
------------------------
Braxton Schell


/S/ Paul Wright, Jr.        Director                      March 14, 1997
------------------------
Paul Wright, Jr.


/S/ Kenneth G. Younger      Director                      March 14, 1997
------------------------
Kenneth G. Younger

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page No.
Financial Statements                                       in Form 10-K
---------------------------------------------------------  ------------


Report of Independent Public Accountants relating to the
  Consolidated Financial Statements and Notes thereto               9

Consolidated Balance Sheets - December 31, 1996 and 1995           10

Consolidated Statements of Income and Retained Earnings -
   For the Years Ended December 31, 1996, 1995 and 1994            11

Consolidated Statements of Cash Flows - For the Years
   Ended December 31, 1996, 1995 and 1994                          12

Notes to Consolidated Financial Statements                      13-17

                            INDEX TO EXHIBITS


Exhibit No.                          Description
-----------     ---------------------------------------------------------

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

3(i) Amendment to the Bylaws of the Registrant as adopted October 21, 1996 by the Registrant's Board of Directors.

4(a) Specimen Stock Certificate filed as Exhibit 4(a) to the Registrant's Form 10 Registration of Securities, filed April 27, 1984, which is incorporated herein by reference to such Form 10.

Exhibit No.                         Description
-----------     ---------------------------------------------------------

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

27              Financial Data Schedule for the year ended December 31,
                1996.