Form 10-Q
period 1997-03-31
KENAN TRANSPORT CO
filed 1997-05-13
CIK 745379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended         March 31, 1997
                                            -------------------------
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

                             Yes               No   X
                                 -------          -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at April 30, 1997
      --------------------------         -----------------------------
      Common stock, no par value                    2,394,780

                         KENAN TRANSPORT COMPANY

                                 INDEX


                                                                     Page
                                                                     ----
Part I - Financial Information

    Consolidated Balance Sheets as of March 31, 1997 and
    December 31, 1996                                                  1

    Consolidated Statements of Income for the three months
    ended March 31, 1997 and 1996                                      2

    Consolidated Statements of Cash Flows for the three
    months ended March 31, 1997 and 1996                               3

    Notes to Consolidated Financial Statements                         4

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                5



Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                          6

    Signatures                                                         7

    Index to Exhibits                                                  8

                     PART I - FINANCIAL INFORMATION

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                                                March 31,    December 31,
                                                  1997          1996
ASSETS                                        (Unaudited)      (Note 1)
-------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                      $12,838        $11,181
   Accounts receivable                              4,265          4,988
   Operating supplies and parts                       551            413
   Prepayments
     Tires                                            880          1,033
     Insurance, licenses and other                  1,223            698
     Deferred income taxes                          1,563          1,741
                                                 ------------------------
        Total Current Assets                       21,320         20,054

Operating Property
   Land                                             3,531          3,531
   Buildings and leasehold improvements             9,643          9,279
   Revenue equipment                               55,437         56,015
   Other equipment                                  3,996          3,923
                                                 ------------------------
                                                   72,607         72,748
   Accumulated depreciation                       (29,926)       (28,615)
                                                 ------------------------
        Net Operating Property                     42,681         44,133

Other Assets                                        1,139            857
                                                 ------------------------
                                                  $65,140        $65,044
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
Current Liabilities
   Accounts payable                               $ 1,063        $ 1,257
   Wages and employee benefits payable              4,440          5,136
   Claims payable                                   3,180          3,409
   Other accrued expenses                             116            166
   Income taxes payable                               564             52
                                                ------------------------
        Total Current Liabilities                   9,363         10,020

Deferred Income Taxes                               9,020          9,181

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
     authorized; 2,394,780 and 2,389,497
     shares issued and outstanding                  3,096          2,996
   Retained earnings                               43,661         42,847
                                                 ------------------------
                                                   46,757         45,843
                                                 ------------------------
                                                  $65,140        $65,044
                                                 ========================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended March 31, 1997 and 1996
       (Unaudited and dollars in thousands except per share amounts)



                                                   1997           1996
------------------------------------------------------------------------
Operating Revenue                                 $17,746        $17,587

Operating Expenses
   Wages and employee benefits                      8,950          8,926
   Fuel, parts, tires and other                     3,499          3,298
   Taxes and licenses                               1,094          1,124
   Claims and insurance                               644            601
   Communications, utilities and rent                 363            429
   Depreciation                                     1,655          1,561
                                                 ------------------------
                                                   16,205         15,939
                                                 ------------------------
Operating Income                                    1,541          1,648
   Interest income and other expenses, net             46             70
                                                 ------------------------
Income before Provision for Income Taxes            1,587          1,718
   Provision for income taxes                         611            678
                                                 ------------------------
Net Income                                        $   976        $ 1,040
                                                 ========================



Weighted average number of shares
   outstanding (in thousands)                       2,390          2,389



Earnings per share                                $   .41        $   .44

Operating ratio                                      91.3%          90.6%

Dividends paid per share                          $ .0675        $ .0650



The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1997 and 1996
                   (Unaudited and dollars in thousands)



                                                    1997          1996
------------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                     $ 2,022        $ 2,782
   Purchases of operating property, net              (203)        (2,508)
   Sales of short-term investments, net               --           6,076
   Dividends                                         (162)          (155)
                                                 ------------------------
Net Increase in Cash and Cash Equivalents           1,657          6,195
Beginning Cash and Cash Equivalents                11,181          3,220
                                                 ------------------------

Ending Cash and Cash Equivalents                  $12,838        $ 9,415
                                                 ========================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   Basis of Presentation
--------------------------
    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

    The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


2.   Effects of Recent Accounting Pronouncements
------------------------------------------------
    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", in February 1997. The Company is required to adopt SFAS No. 128 for the year ended December 31, 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic and diluted EPS will not be materially different from previously reported EPS.

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

Results of Operations
-------------------------------
    Revenue for the first quarter of 1997 was $17,746,000 compared to $17,587,000 for the first quarter of 1996. Net income was $976,000 compared to $1,040,000 in 1996. Earnings per share were $.41 compared to $.44 during the same period last year. Miles operated decreased 1% from the first quarter of 1996.

    First quarter revenue and earnings were impacted by unusually warm winter weather which was significantly warmer than the first quarter last year. Demand for heating fuels that the Company transports was affected negatively by the warmer weather.

    Operating expenses for the first quarter of 1997 increased $266,000 or 2% over 1996 levels, due primarily to higher fuel prices and depreciation expense. Although fuel prices for the quarter were higher, we were able to obtain substantial relief from fuel surcharges that are included in revenue. The increase in depreciation expense was largely due to new terminal facilities and computer equipment placed in service during the past twelve months. Our operating ratio for the quarter was 91.3% compared to 90.6% in 1996.


Liquidity and Capital Resources
-------------------------------
    The Company's liquidity and capital resources are adequate. At March 31, 1997, working capital was $11,957,000 compared to $10,034,000 at
December 31, 1996, and the current ratios were 2.28 and 2.00, respectively. Cash and cash equivalents totaled $12,838,000 at March 31, 1997, and the Company had no debt outstanding under its $7,000,000 bank line of credit.

    The Company has second quarter cash commitments of approximately $5,000,000 for tractor replacements. Management believes that cash flows from operations and the Company's bank line of credit will be sufficient to fund these planned expenditures as well as 1997 working capital requirements, expansion opportunities and other corporate needs.

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


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

  (a) The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      May 9, 1997                       BY:/s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                            INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


    Exhibit
     Number                        Description
   ---------    --------------------------------------------------------

      27        Financial Data Schedule for the quarter ending March 31,
                1997.