Form 10-Q
period 1997-06-30
KENAN TRANSPORT CO
filed 1997-08-12
CIK 745379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     June 30, 1997
                                             -------------
                                    OR

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

                            Yes    X          No
                                 -------          -------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at July 31, 1997
     --------------------------         ------------------------------
     Common stock, no par value                    2,394,780

                            KENAN TRANSPORT COMPANY

                                    INDEX


                                                                 Page
                                                                 ----
Part I - Financial Information

    Consolidated Balance Sheets as of June 30, 1997 and
      December 31, 1996                                             1

    Consolidated Statements of Income for the three
      and six months ended June 30, 1997 and 1996                   2

    Consolidated Statements of Cash Flows for the
      six months ended June 30, 1997 and 1996                       3

    Notes to Consolidated Financial Statements                      4

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           5



Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Security Holders    6

    Item 6 - Exhibits and Reports on Form 8-K                       6

    Signatures                                                      7

    Index to Exhibits                                               8

                       PART I - FINANCIAL INFORMATION

                          KENAN TRANSPORT COMPANY
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                            June 30,     December 31,
                                              1997          1996
ASSETS                                    (Unaudited)      (Note 1)
---------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                  $11,185        $11,181
   Short-term investments                         -              -
   Accounts receivable                          4,723          4,988
   Operating supplies and parts                   475            413
   Prepayments -
    Tires                                         982          1,033
    Insurance, licenses and other                 908            698
   Deferred income taxes                        1,856          1,741
---------------------------------------------------------------------
       Total Current Assets                    20,129         20,054

Operating Property
   Land                                         3,531          3,531
   Buildings and leasehold improvements        10,545          9,279
   Revenue equipment                           56,428         56,015
   Other equipment                              4,236          3,923
---------------------------------------------------------------------
                                               74,740         72,748
   Accumulated depreciation                   (29,719)       (28,615)
---------------------------------------------------------------------
       Net Operating Property                  45,021         44,133

Other Assets                                    1,051            857
---------------------------------------------------------------------
                                              $66,201        $65,044
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
Current Liabilities
   Accounts payable                           $ 1,194        $ 1,257
   Wages and employee benefits payable          4,674          5,136
   Claims payable                               3,483          3,409
   Other accrued expenses                         184            166
   Income taxes payable                           --              52
---------------------------------------------------------------------
       Total Current Liabilities                9,535         10,020

Deferred Income Taxes                           9,266          9,181

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,394,780 and 2,389,497
    shares issued and outstanding               3,096          2,996
   Retained earnings                           44,304         42,847
---------------------------------------------------------------------
                                               47,400         45,843
---------------------------------------------------------------------
                                              $66,201        $65,044
=====================================================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited and dollars in thousands except per share amounts)

                                             Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                            --------------------   ---------------------
                                              1997        1996        1997        1996
----------------------------------------------------------------------------------------
Operating Revenue                           $17,233     $16,637     $34,979     $34,224

Operating Expenses
   Wages and employee benefits                8,806       8,606      17,756      17,532
   Fuel, parts, tires and other               3,477       3,122       6,976       6,420
   Taxes and licenses                         1,062       1,046       2,156       2,170
   Claims and insurance                         663         596       1,307       1,197
   Communications, utilities and rent           348         357         711         786
   Depreciation                               1,647       1,689       3,302       3,250
----------------------------------------------------------------------------------------
                                             16,003      15,416      32,208      31,355
----------------------------------------------------------------------------------------
Operating Income                              1,230       1,221       2,771       2,869
   Interest income and other expenses, net       71          33         117         103
----------------------------------------------------------------------------------------
Income before Provision for Income Taxes      1,301       1,254       2,888       2,972
   Provision for income taxes                   491         491       1,102       1,169
----------------------------------------------------------------------------------------
Net Income                                  $   810     $   763     $ 1,786     $ 1,803
========================================================================================


Weighted average number of shares
   outstanding (in thousands)                 2,395       2,389       2,393       2,389

Earnings per share                          $   .34     $   .32     $   .75     $   .76

Operating ratio                               92.9%       92.7%       92.1%       91.6%

Dividends paid per share                    $ .0675     $ .0650     $ .1350     $ .1300



The Notes to Consolidated Financial Statements are an integral part of these statements.

                            KENAN TRANSPORT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                      (Unaudited and dollars in thousands)

                                                1997           1996
----------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                 $ 4,523        $ 4,856
   Purchases of operating property, net        (4,190)        (7,244)
   Short-term investments, net                    -            6,076
   Dividends                                     (329)          (317)
----------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents           4          3,371
Beginning Cash and Cash Equivalents            11,181          3,220
----------------------------------------------------------------------
Ending Cash and Cash Equivalents              $11,185        $ 6,591
======================================================================



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

          The results of operations for the three and six months ended
    June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.



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


Results of Operations
-------------------------------
    Revenue for the second quarter of 1997 was $17,233,000, an increase of $596,000 and 4% over the second quarter of 1996. We experienced modest growth in demand for transportation of gasoline and chemical products, while propane gas and heating fuels were flat as a result of a warmer heating season. Net income was $810,000, an increase of $47,000 and 6%
over the second quarter of 1996. Earnings per share were $.34 compared to
$.32 in 1996. Miles operated increased 3% in comparison to the second quarter of 1996.

    Revenue for the first half of 1997 was $34,979,000, an increase of $755,000 and 2% over the first six months of 1996. Net income was $1,786,000 compared to $1,803,000 for the first half of 1996. Earnings per share were $.75 compared to $.76 in 1996. Miles operated increased 1% in comparison to the first half of 1996.

    Operating expenses for the second quarter of 1997 totaled
$16,003,000, an increase of $587,000 and 4% over the second quarter of 1996. During the second quarter, we increased driver pay to our more experienced drivers. We expect this change to result in lower turnover, improved customer service and safety performance. Fuel prices continued to decline during the quarter to levels slightly lower than those in the second quarter of 1996. Accordingly, we have adjusted our fuel surcharge program to reduce prices to our customers. The operating ratio for the quarter was 92.9% compared to 92.7% in 1996.

    Operating expenses for the first half of 1997 totaled $32,208,000, an increase of $853,000 and 3% over the first six months of 1996. The operating ratio increased to 92.1% from 91.6% in 1996.


Liquidity and Capital Resources
-------------------------------
    The Company's liquidity and capital resources are adequate. At June
30, 1997, working capital was $10,594,000 compared to $10,034,000 at
December 31, 1996, and the current ratios were 2.11 and 2.00, respectively. Cash and cash equivalents totaled $11,185,000 at June 30,
1997, and the Company had no debt outstanding under its $7,000,000 bank line of credit. Management believes that cash flows from operations and access to capital from the Company's bank line of credit will be sufficient to fund 1997 capital expenditures, working capital requirements, expansion opportunities and other corporate needs.

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


                            PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------
          The Registrant's Annual Meeting of Stockholders was held on May
          5, 1997 for the purpose of electing a board of directors and to transact other business as came before the meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the
          Securities Act of 1934 and there was no solicitation in
          opposition to management's solicitations. The proposals voted upon and the results of voting were as follows:

          (1) Nominees for directors as listed in the proxy statement were elected for a one year term with the following vote:


                                    Votes        Votes         Broker
                                     For        Withheld     Non-votes
                                  ---------     --------     ---------
          Thomas S. Kenan, III    2,146,520         100       145,853
          Owen G. Kenan           2,146,520         100       145,853
          Lee P. Shaffer          2,146,520         100       145,853
          William C. Friday       2,146,520         100       145,853
          William O. McCoy        2,145,070       1,550       145,853
          Paul J. Rizzo           2,145,070       1,550       145,853
          Braxton Schell          2,146,420         200       145,853
          Paul Wright, Jr.        2,146,520         100       145,853
          Kenneth G. Younger      2,145,070       1,550       145,853





Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------
  (a)     The Exhibits to this Form 10-Q are listed on the accompanying
          Index to Exhibits.

  (b)     No reports on Form 8-K have been filed during the quarter ended
          June 30, 1997.


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KENAN TRANSPORT COMPANY
                                             (Registrant)



DATE:     August 6, 1997                BY:   /s/  William L. Boone
                                              ----------------------------
                                              Vice President-Finance and
                                              Chief Financial Officer


                             INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


 Exhibit
  Number                         Description
---------       ----------------------------------------------------------
  10.A           Senior Managers' Life Insurance Plan

  10.B           Senior Management Severance Plan

  27             Financial Data Schedule for the 2nd Quarter 10-Q.





