Form 10-Q
period 1997-09-30
KENAN TRANSPORT CO
filed 1997-11-14
CIK 745379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1997
                                             ------------------
                                    OR

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

                            Yes    X          No
                                 -------          -------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at October 31, 1997
     --------------------------         --------------------------------
     Common stock, no par value                    2,394,780

                            KENAN TRANSPORT COMPANY

                                    INDEX


                                                                 Page
                                                                 ----
Part I - Financial Information

    Consolidated Balance Sheets as of September 30, 1997 and
      December 31, 1996                                             1

    Consolidated Statements of Income for the three
      and nine months ended September 30, 1997 and 1996             2

    Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1997 and 1996                 3

    Notes to Consolidated Financial Statements                      4

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         5-6



Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                       7

    Signatures                                                      8

    Index to Exhibits                                               9

                       PART I - FINANCIAL INFORMATION

                          KENAN TRANSPORT COMPANY
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                         September 30,   December 31,
                                              1997          1996
ASSETS                                    (Unaudited)      (Note 1)
---------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                  $12,098        $11,181
   Short-term investments                         500            -
   Accounts receivable                          4,684          4,988
   Operating supplies and parts                   514            413
   Prepayments -
    Tires                                       1,018          1,033
    Insurance, licenses and other               1,022            698
   Deferred income taxes                        1,856          1,741
---------------------------------------------------------------------
       Total Current Assets                    21,692         20,054

Operating Property
   Land                                         3,464          3,531
   Buildings and leasehold improvements        10,670          9,279
   Revenue equipment                           57,892         56,015
   Other equipment                              4,204          3,923
---------------------------------------------------------------------
                                               76,230         72,748
   Accumulated depreciation                   (31,172)       (28,615)
---------------------------------------------------------------------
       Net Operating Property                  45,058         44,133

Other Assets                                    1,151            857
---------------------------------------------------------------------
                                              $67,901        $65,044
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
Current Liabilities
   Accounts payable                           $ 1,258        $ 1,257
   Wages and employee benefits payable          5,678          5,136
   Claims payable                               3,595          3,409
   Other accrued expenses                         185            166
   Income taxes payable                           --              52
---------------------------------------------------------------------
       Total Current Liabilities               10,716         10,020

Deferred Income Taxes                           9,119          9,181

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,394,780 and 2,389,497
    shares issued and outstanding               3,096          2,996
   Retained earnings                           44,970         42,847
---------------------------------------------------------------------
                                               48,066         45,843
---------------------------------------------------------------------
                                              $67,901        $65,044
=====================================================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited and dollars in thousands except per share amounts)

                                             Three Months Ended      Nine Months Ended
                                                 September 30,         September 30,
                                            --------------------   ---------------------
                                              1997        1996        1997        1996
----------------------------------------------------------------------------------------
Operating Revenue                           $17,450     $16,638     $52,429     $50,862

Operating Expenses
   Wages and employee benefits                8,857       8,408      26,613      25,940
   Fuel, parts, tires and other               3,459       3,190      10,435       9,610
   Taxes and licenses                         1,063       1,020       3,219       3,190
   Claims and insurance                         689         699       1,996       1,896
   Communications, utilities and rent           354         346       1,065       1,132
   Depreciation                               1,714       1,704       5,016       4,954
----------------------------------------------------------------------------------------
                                             16,136      15,367      48,344      46,722
----------------------------------------------------------------------------------------
Operating Income                              1,314       1,271       4,085       4,140
   Interest income and other expenses, net       51         (97)        168           6
----------------------------------------------------------------------------------------
Income before Provision for Income Taxes      1,365       1,174       4,253       4,146
   Provision for income taxes                   531         458       1,633       1,627
----------------------------------------------------------------------------------------
Net Income                                  $   834     $   716     $ 2,620     $ 2,519
========================================================================================


Weighted average number of shares
   outstanding (in thousands)                 2,395       2,389       2,393       2,389

Earnings per share                          $   .35     $   .30     $  1.10     $  1.05

Operating ratio                               92.5%       92.4%       92.2%       91.9%

Dividends paid per share                    $ .0700     $ .0675     $ .2050     $ .1975



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      KENAN TRANSPORT COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1997 and 1996
                (Unaudited and dollars in thousands)

                                                1997           1996
----------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                 $ 7,855        $ 8,438
   Purchases of operating property, net        (5,941)        (8,526)
   Short-term investments, net                   (500)         6,886
   Dividends                                     (497)          (478)
----------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents         917          6,320
Beginning Cash and Cash Equivalents            11,181          3,220
----------------------------------------------------------------------
Ending Cash and Cash Equivalents              $12,098        $ 9,540
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

          The results of operations for the three and nine months ended
    September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.



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



3.  Subsequent Events

          On October 31, 1997, the Company entered into agreements to purchase a majority of the transportation assets of Transport South, Inc. of Smyrna, Georgia in a cash transaction and to provide contract transportation services to its affiliate, RaceTrac Petroleum, Inc.
    Transport South transports petroleum products in the southeastern
    United States and Texas. The equipment to be purchased includes 170 tractors and 210 tank trailers. It is anticipated that annual revenues of Kenan Transport Company will increase by approximately
    $27,000,000 as a result of the transaction, which is expected to be closed in November.



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


Results of Operations
-------------------------------
    Revenue for the third quarter of 1997 was $17,450,000, an increase of
$812,000 and 5% over the third quarter of 1996. Net income was $834,000, an increase of $118,000 and 16% over the third quarter of 1996. Earnings per share were $.35 compared to $.30 in 1996. Miles operated increased 8%
in comparison to the third quarter of 1996.

    Revenue for the first nine months of 1997 was $52,429,000, an increase of $1,567,000 and 3% over the first nine months of 1996. Net income was $2,620,000, an increase of $101,000 and 4% over 1996. Earnings per share were $1.10 compared to $1.05 in 1996. Miles operated increased
3% in comparison to 1996 levels.

    Operating expenses for the third quarter of 1997 totaled $16,136,000, an increase of $769,000 and 5% over the third quarter of 1996. Operating expenses increased due to the increase in the volume of business and increased driver pay to our more experienced drivers. The operating ratio for the quarter was 92.5% compared to 92.4% in 1996.

    Operating expenses for the first nine months of 1997 totaled
$48,344,000, an increase of $1,622,000 and 3% over the first nine months of 1996. The operating ratio increased to 92.2% from 91.9% in 1996.

    On October 31, 1997, the Company entered into agreements to purchase a majority of the transportation assets of Transport South, Inc. of Smyrna, Georgia in a cash transaction and to provide contract transportation services to its affiliate, RaceTrac Petroleum, Inc.
Transport South transports petroleum products in the southeastern United
States and Texas. The equipment to be purchased includes 170 tractors and 210 tank trailers. It is anticipated that annual revenues of Kenan
Transport Company will increase by approximately $27,000,000 as a result of the transaction, which is expected to be closed in November.


Liquidity and Capital Resources
-------------------------------
    The Company's liquidity and capital resources are adequate. At
September 30, 1997, working capital was $10,976,000 compared to
$10,034,000 at December 31, 1996, and the current ratios were 2.02 and
2.00, respectively. Cash and cash equivalents totaled $12,098,000 at
September 30, 1997, and the Company had no debt outstanding under its
$7,000,000 bank line of credit. Management believes that cash flows from operations and access to capital from the Company's bank will be sufficient to fund 1997 capital expenditures, working capital requirements, expansion opportunities and other corporate needs.

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

  (b)     No reports on Form 8-K have been filed during the quarter ended
          September 30, 1997.


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KENAN TRANSPORT COMPANY
                                             (Registrant)



DATE:     November 14, 1997             BY:   /s/  William L. Boone
                                              ----------------------------
                                              Vice President-Finance and
                                              Chief Financial Officer


                             INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


 Exhibit
  Number                         Description
---------       ----------------------------------------------------------
   2             Asset Purchase Agreement

  27             Financial Data Schedule for the 3rd Quarter 10-Q.





