Form 10-K
period 1997-12-31
KENAN TRANSPORT CO
filed 1998-03-30
CIK 745379

FORM 10-K

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended     December 31, 1997
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

Based on the closing sales price of March 6, 1998, the aggregate market value of the voting stock held by persons other than those who may be
deemed affiliates of the registrant was      $33,128,021.
                                             ------------

The number of shares outstanding of the registrant's common stock was 2,394,780 at March 6, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE



   Location in Form 10-K                  Incorporated Document
---------------------------        -------------------------------------

Part III
   Items 10, 11, 12 and 13         Portions of the Company's Proxy
                                   Statement dated March 30, 1998 in
                                   connection with its Annual Meeting to
                                   be held on May 4, 1998.

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

     Two recent business acquisitions by the Company have had a significant impact on the geographic scope and size of its business operations. On December 1, 1997, Kenan purchased the majority of transportation assets of Transport South, Inc. ("TSI"), an affiliate of RaceTrac Petroleum. On February 28, 1998, the Company acquired from CITGO Petroleum Corporation, 100% of the outstanding stock of its wholly owned subsidiary, Petro-Chemical Transport, Inc. ("PCT"). The following disclosures reflect the Company as it existed in 1997.

     During 1997, the Company's operations were concentrated in the Southeast in seven states; Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. The purchase of TSI expands the Company's customer base within its existing markets and adds Kentucky, Louisiana and Texas to its core service area. The Company provides intrastate transportation services to customers within these states and interstate transportation services from these states to points throughout the United States. One customer accounted for 11% of the Company's revenue in 1997.

     At December 31, 1997, the Company operated a network of terminals and a fleet of 630 tractors and 910 specialized trailers. The Company's terminals are strategically located near the major pipeline terminals, chemical production centers and major ports. The Company's terminals operate as "profit centers" staffed with experienced terminal managers, trained dispatchers, maintenance personnel and professional drivers. At December 31, 1997, the Company had 1,240 employees. Approximately 350 employees were added as a result of the Company's acquisition of TSI.

     With the acquisition of PCT in 1998, the Company's operations expanded to include Arizona, California, Colorado, Illinois, Indiana, Maryland, Massachusetts, Missouri, Nevada, Oklahoma, Pennsylvania, Utah and Wisconsin. In addition, through its purchase of PCT, the Company will operate an inventory control and logistics management system that enables it to manage gasoline inventories at retail locations for current and prospective customers. The acquisition of PCT places Kenan Transport Company among the ten largest tank truck carriers in the country.

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

     The Company operations include storage of fuel in underground storage tanks for use in its operations. Management is committed to the protection of the environment and has procedures in place to ensure compliance with federal and state regulations and to provide appropriate response to spills and leaks that occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the financial statements of the Company.


Item 2.    Properties
-------------------------------------------------------------------------
     The Company owns twenty-one real properties located in five states; Florida, Georgia, North Carolina, South Carolina and Virginia. At December 31, 1997, these properties had a net book value of $12,186,000. Additionally, the Company leases sixteen real properties located in the Southeast and Texas, under lease terms from one to five years. The properties are used for offices, terminals and vehicle maintenance facilities in the operations of the Company.

   The Company transports freight using over-the-road tractors and trailers. At December 31, 1997, the net book value of the Company's owned revenue equipment, consisting of 490 tractors and 850 trailers, was $37,614,000. The balance of the Company's fleet, 140 tractors and 60 trailers, consists of leased equipment with lease terms of one to three years.

   The assets acquired from TSI on December 1, 1997 included 130 tractors and 210 tank trailers. The tractors and 40 trailers are leased.

   With the acquisition of Petro-Chemical Transport, Inc. on February 28, 1998, the Company added 125 tractors and 175 tank trailers to its fleet. This equipment consists of leased tractors and owned trailers. PCT also leases its central administrative offices that are located in Dallas, Texas.

Item 3.    Legal Proceedings
-------------------------------------------------------------------------
     There are no material pending legal proceedings.



Item 4.    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------
     No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.



Item 4(a). Executive Officers of the Registrant
-------------------------------------------------------------------------
     Information concerning the executive officers of the Company follows:


      Name                Age                   Position
--------------------     ----     ---------------------------------------
Lee P. Shaffer            59      Director, Chief Executive Officer of
                                  the Company beginning in 1996;
                                  President of the Company since 1975;
                                  Chief Operating Officer of the Company
                                  (1975-1996).

William L. Boone          58      Vice President-Finance and Secretary of
                                  the Company since 1974. Treasurer of
                                  the Company beginning in 1996;
                                  Assistant Treasurer of the Company
                                  (1981-1996).

L. Avery Corning          40      Vice President-Operations and Sales
                                  beginning in 1994; President (1990-
                                  1994), Redwing Carriers, Inc., Tampa,
                                  Florida.

Gary J. Knutson           47      Vice President-Marketing of the Company
                                  beginning in 1994. Vice President-Sales
                                  of the Company (1990-1993).

John E. Krovic            42      Vice President-Human Resources and
                                  Safety of the Company since 1993.

Lee P. Shaffer, III (1)   38      Vice President-Operations Services of
                                  the Company beginning in 1994. Director
                                  of Operations Services of the Company
                                  (1992-1993). Director of Operations of
                                  the Company (1988-1992).

(1) Lee P. Shaffer, III is the son of Lee P. Shaffer, President and Chief Executive Officer of the Company.

                                 PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters
-------------------------------------------------------------------------
    On October 21, 1986, the Registrant's stock began trading on the Nasdaq stock market under the symbol KTCO. The Company had approximately 453 shareholders, including holders whose shares are held in street names, on December 31, 1997.

    The high and low sale prices and the cash dividends paid per share for each quarter in the last two fiscal years are shown below:

                          1997                           1996
              ---------------------------    ---------------------------
Quarter         High      Low    Dividend      High      Low    Dividend
--------      --------  -------  --------    --------  -------  --------
First          $20.5    $18.5     $.0675      $22      $19       $.065
Second          21       19        .0675       21       18.75     .065
Third           22.75    19.75     .07         21.5     20        .0675
Fourth          41       22.25     .07         21.5     19        .0675

Item 6.    Selected Financial Data
-------------------------------------------------------------------------
    Selected financial data for the past five years is presented below:


                                    1997        1996        1995        1994        1993
------------------------------------------------------------------------------------------
Operations (in thousands)
---------------------------------
Operating revenue                  $73,308     $68,795     $61,717     $59,100     $57,063
Operating income                     6,462       6,244       5,124       5,787       5,421
Net income (1)                       4,090       3,805       3,323       3,682       3,435


Per Share Data
---------------------------------
Basic and Diluted Earnings (1)(2)  $  1.71     $  1.59     $  1.39     $  1.55     $  1.45
Dividends declared                   .2775       .2675       .2575       .2475       .2375
Book value                           20.61       19.19       17.86       16.72       15.76
Market value                         36.63       19.00       20.75       17.50       17.38



Financial Position (in thousands)
---------------------------------
Cash, cash equivalents and
  short-term investments           $ 3,422     $11,181     $10,106     $13,759     $11,996
Working capital                      1,753      10,034       9,568      12,260      10,766
Net operating property              52,239      44,133      41,265      35,015      32,747
Total assets                        77,115      65,044      61,188      57,625      54,727
Total debt, including
  capital lease obligations          5,570         --          --          --          --
Stockholders' equity                49,368      45,843      42,677      39,771      37,363


Ratios and Statistics
---------------------------------
Operating ratio                      91.2%       90.9%       91.7%       90.2%       90.5%
Return on equity (1)                    9%          9%          8%          9%         10%
Current ratio                         1.12        2.00        1.98        2.24        2.07
Debt equity ratio                      .11         --          --          --          --
Shares outstanding (in thousands)    2,395       2,389       2,389       2,378       2,370

<F1>
      (1) Before the effect of an extraordinary charge in 1994 of $823,000 ($.35 per share).
      (2)   All periods restated in accordance with SFAS No. 128.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

Results of Operations - 1997 Compared to 1996
---------------------------------------------
    Revenue increased 7% in 1997 to $73,308,000. The $4,513,000 increase in revenue was generated by approximately $2,300,000 of additional business resulting from the Transport South, Inc. acquisition on December 1, 1997 and approximately $2,213,000 due to growth in demand for transportation services. Miles operated increased 7% to 47,252,000 in 1997.

    Operating expenses increased 7% in 1997 to $66,846,000. The $4,295,000 increase was due in large part to the 7% increase in miles operated, an increase in driver wage expense, higher claims experience in 1997 and a 6% increase in depreciation and amortization expense. Wages and employee benefits decreased to 50.2% of revenue from 50.3% in 1996. A 10% increase in driver wages was offset by lower workers' compensation premiums and claims. Fuel, parts, tires and other operating expenses increased to 19.6% from 19.1% of revenue in 1996. Although fuel prices decreased 6% in 1997, equipment maintenance and other operating expenses increased 18%. Accident claims and insurance costs increased to 3.7% of revenue in 1997 from 3.6%. Communications, utilities and rent expense remained flat at 2.1% of revenue. Depreciation and amortization expense decreased slightly to 9.5% of revenue in 1997 compared to 9.6% in 1996.

    Net interest income and other expenses increased $144,000 in 1997. Higher average cash balances and interest rates in 1997 contributed to the increase.

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

    Operating expenses increased 11% in 1996 to $62,551,000. The $5,958,000 increase was due in large part to the 8% increase in miles operated, a 23% increase in diesel fuel prices and an 18% increase in depreciation and amortization expense. Wages and employee benefits decreased to 50.3% of revenue from 50.9% in 1995. Fuel, parts, tires and other operating expenses increased from 18.7% to 19.1% of revenue in 1996 due primarily to fuel price increases that were substantially offset by fuel surcharges that are included in revenue. Accident claims and insurance costs fell to 3.6% of revenue in 1996 from 4.2% due to lower insurance premiums and claims cost control. Recently completed terminal facilities in Atlanta and Fort Lauderdale resulted in lower communications, utilities and rent expense which decreased to 2.1% of revenue from 2.5% in 1995. The depreciation and amortization expense increase to 9.6% of revenue compared to 9.0% in 1995 reflects the impact of new equipment purchased for the Alabama and Tennessee expansion markets, and new terminal facilities in Atlanta and Fort Lauderdale placed in service in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
-------------------------------------------------------------------------

    Net interest income and other expenses decreased $413,000 from 1995. The reduction stems from lower interest rates and invested cash balances in 1996 from 1995 levels as well as losses recorded from the early retirement of high-mileage tractors.


Liquidity and Capital Resources
---------------------------------------------
    At the end of 1997, cash and cash equivalents totaled $3,422,000, a decrease of $7,759,000 from the end of 1996. Working capital of $1,753,000 was down $8,281,000 from year-end 1996 and the current ratios were 1.12 and 2.00, respectively. The decline in cash and working capital balances during 1997 was due to the Company's purchase of the majority of the transportation assets of Transport South, Inc. on December 1, 1997. This investment required a total cash outlay of $11,446,000 and the assumption of net current liabilities of $944,000 which reduced working capital by $12,390,000 in 1997.

    Outstanding debt under the Company's line of credit agreement was $2,500,000 at the end of 1997, of which $500,000 was classified as current. On February 13, 1998, the Company entered into a new unsecured credit agreement that provides a $20,000,000 line of credit. The new agreement replaces the Company's existing line of credit. Amounts borrowed in excess of $10,000,000 are subject to certain repayment provisions. The agreement matures March 2003.

    Capital lease obligations, assumed in the Transport South acquisition, totaled $3,070,000 at December 31, 1997. At the end of 1997, $995,000 was classified as current. The outstanding balance is payable over the next four years.

    On February 28, 1998, the Company acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc., a wholly owned subsidiary of CITGO Petroleum Corporation, for $7,500,000. The Company financed the acquisition through its new line of credit.

    Net capital expenditures for replacement of tractors and tank trailers are projected to be $8,300,000 in 1998. Management believes cash flows from operations and the Company's new bank line of credit will be sufficient to fund these planned expenditures as well as 1998 working capital requirements, expansion opportunities and other corporate needs.

    The Company has evaluated its Year 2000 issues and has implemented a plan to address and correct all significant issues that involve the Year 2000. These issues are not expected to be material to the Company's business operations or financial condition.

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

Item 8.   Financial Statements and Supplementary Data
-------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Kenan Transport Company:

    We have audited the accompanying consolidated balance sheets of Kenan Transport Company (a North Carolina corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenan Transport Company and subsidiary as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                  Arthur Andersen LLP




Raleigh, North Carolina,
February 19, 1998.

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)


                                                       December 31
                                                -------------------------
                                                   1997            1996
-------------------------------------------------------------------------
ASSETS
---------------------------------------------
Current Assets
   Cash and cash equivalents                      $ 3,422        $11,181
   Accounts receivable, net                         8,020          4,988
   Operating supplies and parts                       521            413
   Prepaid tires                                    1,471          1,033
   Prepaid insurance, licenses and other              886            698
   Deferred income taxes                            1,747          1,741
                                                  -----------------------
       Total Current Assets                        16,067         20,054

Operating Property
   Land                                             3,464          3,531
   Buildings and leasehold improvements            10,968          9,279
   Revenue equipment                               65,974         56,015
   Other equipment                                  4,755          3,923
                                                  -----------------------
                                                   85,161         72,748
   Accumulated depreciation and amortization      (32,922)       (28,615)
                                                  -----------------------
Net Operating Property                             52,239         44,133

Intangible Assets                                   7,559            --
Other Assets                                        1,250            857
                                                  -----------------------
                                                  $77,115        $65,044
                                                  =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------
Current Liabilities
   Current maturities of long-term debt           $   500        $   --
   Capital lease obligations                          995            --
   Accounts payable                                 2,517          1,423
   Wages and employee benefits payable              6,641          5,136
   Claims payable                                   3,553          3,409
   Income taxes currently payable                     108             52
                                                  -----------------------
       Total Current Liabilities                   14,314         10,020

Long-term Debt                                      2,000            --
Capital Lease Obligations                           2,075            --
Deferred Income Taxes                               9,358          9,181

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,394,780 and 2,389,497
      shares issued and outstanding                 3,096          2,996
   Retained earnings                               46,272         42,847
                                                  -----------------------
                                                   49,368         45,843
                                                  -----------------------
                                                  $77,115        $65,044
                                                  =======================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (Dollars in thousands except per share amounts)


                                                        Years Ended December 31
                                                   ---------------------------------
                                                      1997       1996        1995
------------------------------------------------------------------------------------
Operating Revenue                                   $73,308     $68,795     $61,717

Operating Expenses
   Wages and employee benefits                       36,804      34,580      31,412
   Fuel, parts, tires and other                      14,344      13,138      11,566
   Taxes and licenses                                 4,482       4,261       3,926
   Claims and insurance                               2,692       2,502       2,567
   Communications, utilities and rent                 1,562       1,472       1,544
   Depreciation and amortization                      6,962       6,598       5,578
                                                   ---------------------------------
                                                     66,846      62,551      56,593
                                                   ---------------------------------
Operating Income                                      6,462       6,244       5,124
   Interest expense                                     (40)        (20)        (28)
   Interest income and other expenses, net              174          30         443
                                                   ---------------------------------
Income before Provision for Income Taxes              6,596       6,254       5,539
   Provision for income taxes                         2,506       2,449       2,216
                                                   ---------------------------------
Net Income                                            4,090       3,805       3,323
   Retained earnings, beginning of the year          42,847      39,681      36,973
   Cash dividends                                      (665)       (639)       (615)
                                                   ---------------------------------
   Retained earnings, end of the year               $46,272     $42,847     $39,681
                                                   =================================



Basic and Diluted Earnings Per Share                $  1.71     $  1.59     $  1.39
                                                   =================================

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                  KENAN TRANSPORT COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                              Years Ended December 31
                                                        ---------------------------------
                                                           1997        1996        1995
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                            $ 4,090     $ 3,805     $ 3,323
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        6,962       6,598       5,578
      Deferred income taxes                                  171         551         574
      Common stock issued under incentive plan               100         --          198
      Other, net                                            (393)       (246)       (140)
      Changes in operating assets and liabilities
        net of effects from business acquisition:
           Accounts receivable                            (3,032)        (43)       (696)
           Operating supplies and parts                     (108)         93          68
           Prepayments                                      (152)        146          20
           Accounts payable                                  796         288        (275)
           Wages and employee benefits payable             1,380         988        (455)
           Claims payable                                    144        (744)        287
           Income taxes currently payable                     56        (256)        308
                                                        ---------------------------------
   Net cash provided by operating activities              10,014      11,180       8,790

Cash Flows from Investing Activities:
   Purchases of operating property, net                   (8,037)     (9,466)    (11,828)
   Business acquisition                                  (11,446)        --          --
   Sales (purchases) of short-term investments, net          --        6,886      (5,886)
                                                        ---------------------------------
   Net cash used by investing activities                 (19,483)     (2,580)    (17,714)

Cash Flows from Financing Activities:
   Borrowings under line of credit agreement               2,500         --          --
   Principal payments on capital lease obligations          (125)        --          --
   Dividends                                                (665)       (639)       (615)
                                                        ---------------------------------
   Net cash provided by (used for) financing
     activities                                            1,710        (639)       (615)
                                                        ---------------------------------
Net Increase (Decrease) In Cash And Cash Equivalents      (7,759)      7,961      (9,539)
Cash and Cash Equivalents at Beginning of Year            11,181       3,220      12,759
                                                        ---------------------------------
Cash and Cash Equivalents at End of Year                 $ 3,422     $11,181     $ 3,220
                                                        =================================

Noncash Investing and Financing Activities:
   Liabilities assumed in business acquisition           $ 3,619         --          --

Supplemental Cash Flow Disclosures:
   Interest paid                                         $    38     $    21     $    18
   Income taxes paid                                     $ 2,279     $ 2,154     $ 1,334


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

Cash Equivalents and Short-Term Investments
    The Company classifies investments maturing within three months from the date of purchase as cash equivalents. All investments at December 31, 1997 and 1996 were cash equivalents.

Tires
    The cost of replacement tires is included in operating supplies and parts in the accompanying Consolidated Balance Sheets. When installed on revenue equipment, tire costs are included in prepayments and amortized over their useful life based on mileage.

Operating Property
    Operating property, including operating property under capital leases, is recorded at cost, net of tires and is depreciated or amortized over the estimated useful life of the related assets. Maintenance and repairs are charged to operating expenses as incurred; renewals and improvements are capitalized. Depreciation is computed on the straight-line method using lives of 3 to 15 years for revenue equipment, 15 to 40 years for buildings, remaining life of leases for leasehold improvements, and 2 to 10 years for other equipment.

Claims Payable
    Claims payable represents the estimated cost of open claims that is retained and paid by the Company under its insurance programs for workers' compensation, group medical, bodily injury and property damage. These estimates are based on historical information along with certain assumptions about future cash flows. Changes in assumptions for such things as medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change. In the accompanying Consolidated Statements of Income and Retained Earnings, workers' compensation costs are included in wages and employee benefits expenses, and other claims costs are included in claims and insurance expenses.

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



Note 2 - Earnings Per Share
---------------------------------------------------------------
    In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which requires all prior years presented to be restated. A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 is summarized in the table below (dollars and shares in thousands except per share amounts):

                                          1997        1996        1995
                                        --------------------------------
Net income                               $4,090      $3,805      $3,323
                                        ================================

Beginning shares outstanding              2,389       2,389       2,378
Shares issued under executive
   incentive plan                             6         --           11
                                         ------      ------      ------
   Basic shares outstanding               2,395       2,389       2,389

Shares earned under executive
   incentive plan                             1           1         --
                                         ------      ------      ------
   Diluted shares outstanding             2,396       2,390       2,389
                                        ================================

Basic and diluted earnings per share     $ 1.71      $ 1.59      $ 1.39
                                        ================================


Note 3 - Purchase of Assets
---------------------------------------------------------------
    On December 1, 1997, the Company purchased the majority of the transportation assets of Transport South, Inc. for cash and entered into a long-term contract to provide transportation services to its parent, RaceTrac Petroleum, Inc. in the southeastern United States and Texas.

    The acquisition has been accounted for using the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include results of operations from December 1, 1997. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisition (goodwill) is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 20 years on a straight-line basis. Amortization expense in 1997 was $32,000 and accumulated amortization at December 31, 1997 was $32,000.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company for 1997 and 1996, as if the acquisition had occurred as of January 1, 1996. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future (dollars in thousands except per share amounts).

    Pro-Forma Information (unaudited)
    --------------------------------------------------------------------
                                                     1997        1996
                                                  ----------------------
    Revenue                                        $101,308     $96,795
    Operating income                                  7,802       7,178
    Net income                                        4,631       4,332
    Basic and diluted earnings per share               1.93        1.81



Note 4 - Subsequent Events
---------------------------------------------------------------
    On February 18, 1998, the Company entered into a definitive agreement to acquire 100% of the outstanding stock of Petro-Chemical Transport, Inc., a wholly owned subsidiary of CITGO Petroleum Corporation for $7,500,000. Petro-Chemical Transport is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The Company will finance the acquisition through its new line of credit facility (see Note 5). The closing is expected during the first quarter of 1998.



Note 5 - Bank Line of Credit
---------------------------------------------------------------
    At December 31, 1997, the Company's borrowings under a Bank Credit Agreement totaled $2,500,000 of which $500,000 was classified as currently payable based on management's intent to pay down such amount in 1998. The fair value of debt approximates carrying value at December 31, 1997.

    On February 13, 1998, the Company negotiated a new unsecured $20,000,000 Reducing Line of Credit Facility with the bank. The agreement replaces the Company's previous $7,000,000 line of credit. The line reduces $500,000 per quarter beginning July 1, 1998 and matures in March 2003. Interest under the agreement is at variable rates based, at the Company's option, on the Bank's Prime Rate or LIBOR. The credit agreement contains various covenants, none of which negatively impact the Company's liquidity or capital resources at this time.

Note 6 - Income Taxes
---------------------------------------------------------------
    Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and assets at December 31, 1997 and 1996 were as follows (dollars in thousands):

                                                      1997        1996
                                                   ---------------------
    Liabilities
       Depreciation                                 $10,012      $8,715
       Prepaid tires                                    558         392
       Other                                            429         525
                                                   ---------------------
          Deferred tax liabilities                   10,999       9,632

    Assets
       Claims payable                                 1,349       1,294
       Capital lease obligations                      1,165         --
       Employee benefits                                701         610
       Other                                            173         288
                                                   ---------------------
          Deferred tax assets                         3,388       2,192
                                                   ---------------------
          Net deferred tax liability                $ 7,611      $7,440
                                                   =====================

    The provisions for income taxes consist of the following (dollars in thousands):

                                          1997        1996        1995
                                        --------------------------------
    Currently payable
       Federal                           $1,949      $1,568      $1,387
       State                                386         330         255
                                        --------------------------------
                                          2,335       1,898       1,642
    Deferred                                171         551         574
                                        --------------------------------
                                         $2,506      $2,449      $2,216
                                        ================================

    The statutory federal income tax rates differ from the effective income tax rates as follows:

                                           1997        1996        1995
                                         -------------------------------
Statutory federal income tax rate          34.0%       34.0%       34.0%
Increase in tax rate resulting from:
   State income taxes, net of federal
     tax benefit                            4.1         4.0         4.0
   Other items, net                         (.1)        1.2         2.0
                                         -------------------------------
Effective income tax rate                  38.0%       39.2%       40.0%
                                         ===============================

Note 7 - Lease and Other Commitments
---------------------------------------------------------------
    Certain terminal facilities, office space and equipment, and revenue equipment are rented under operating leases expiring at various dates through 2002. Rent expense charged against income for years ended December 31, 1997, 1996 and 1995 was $439,000, $440,000 and $604,000,
respectively. At December 31, 1997, total future minimum rental payments required under leases having initial or remaining noncancellable lease terms in excess of one year are (dollars in thousands):

                            1998                       $1,246
                            1999                        1,010
                            2000                          177
                            2001                           47
                            2002                           16

    The Company acquired capital leases in connection with its purchase of Transport South, Inc. on December 1, 1997. Capital leases included in operating property at December 31, 1997 were $2,576,000. Future minimum lease payments for capitalized lease obligations at December 31, 1997 are as follows (dollars in thousands):

                            1998                       $1,162
                            1999                        1,514
                            2000                          360
                            2001                          318
                                                       ------
    Total minimum lease payments                        3,354
    Less amount representing interest at
      5% to 7% and taxes                                  284
                                                       ------
    Present value of net minimum lease payments         3,070
    Less current portion                                  995
                                                       ------
    Long-term obligations                              $2,075
                                                       ======

    A bank letter of credit of $2,666,000 is outstanding on the Company's behalf in connection with its insurance program.

    The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the financial statements of the Company.



Note 8 - Retirement Plans
---------------------------------------------------------------
    The Company has a Profit-Sharing Retirement Plan covering all employees. Contributions are determined annually by the Board of Directors. The Plan is funded currently and contributions expensed were $1,349,000 (1997), $1,173,000 (1996) and $980,000 (1995).

    The Company has a Supplemental Executive Retirement Plan (SERP) to replace retirement benefits lost by certain officers under the Tax Reform Act of 1986. The SERP is an unfunded deferred compensation plan with benefits payable upon retirement, death or other termination of employment under provisions similar to those of the Profit-Sharing Retirement Plan. Net amounts expensed under the SERP were $143,000
(1997), $127,000 (1996) and $109,000 (1995).



Note 9 - Incentive Plans
---------------------------------------------------------------
    The Company has a stock incentive plan for key employees that became effective January 1, 1994. The Plan enables the Company to provide long-term incentives for key employees while encouraging optimum growth in Company profits. Over a ten-year period, up to 56,600 shares of common stock may be earned if targeted increases in net income are attained. Employees may elect to receive up to half of the value of their incentive bonuses in cash. No shares were earned in 1995. There were 5,283 shares of stock earned in 1996 and issued in March of 1997 increasing common stock by $100,000 in 1997. Approximately 5,400 shares of stock were earned in 1997 that will be issued in 1998. The actual number of shares will be based upon the market value of a share on the day preceding issuance. There would be no impact on reported net income from applying the disclosure requirements of SFAS 123 "Accounting for Stock-Based Compensation." Compensation expense related to the Plan is recognized in the year earned.



Note 10 - Nature of Business
---------------------------------------------------------------
    The Company transports commodities in bulk for the petroleum and chemical industries in the southeastern United States and Texas, and its customers include international corporations in these industries. One customer accounted for 11% of the Company's revenue in 1997 and 1996, and 12% in 1995. Concentration of credit risks to the Company consists primarily of trade receivables from petroleum and chemical companies. The Company maintains an allowance for doubtful accounts which totaled $313,000 and $290,000 at December 31, 1997 and 1996, respectively, to cover estimated credit losses.

Note 11 - Summary of Quarterly Financial Information (Unaudited)
---------------------------------------------------------------

                                 (Dollars in thousands)
                            ---------------------------------   Diluted
                            Operating    Operating      Net     Earnings
    Quarter                  Revenue       Income      Income   Per Share
-------------------------------------------------------------------------
  1997
    First                     $17,746      $1,541      $  976        $.41
    Second                     17,233       1,230         810         .34
    Third                      17,450       1,314         834         .35
    Fourth                     20,879       2,377       1,470         .61

  1996
    First                     $17,587      $1,648      $1,040        $.44
    Second                     16,637       1,221         763         .32
    Third                      16,638       1,271         716         .30
    Fourth                     17,933       2,104       1,286         .54

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
-------------------------------------------------------------------------
    None

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------------------
    Information with respect to directors required by Item 401 of Regulation S-K, appearing under the heading "Election of Directors" in the Registrant's proxy statement dated March 30, 1998 for the Annual Meeting of Shareholders to be held May 4, 1998, is incorporated herein by reference. Information with respect to executive officers required by
Item 401 of Regulation S-K is included as Item 4(a) in Part I.

    Information with respect to directors and executive officers required by Item 405 of Regulation S-K, appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Registrant's proxy statement dated March 30, 1998 for the Annual Meeting of Shareholders to be held May 4, 1998, is incorporated herein by reference.



Item 11.  Executive Compensation
-------------------------------------------------------------------------
    Information with respect to executive compensation required by Item 402 of Regulation S-K, appearing under the heading "Compensation and Related Matters" in the Registrant's proxy statement dated March 30, 1998 for the Annual Meeting of Shareholders to be held May 4, 1998, is incorporated herein by reference.



Item 12.  Securities Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------------------
    Information with respect to securities ownership of certain beneficial owners and management required by Item 403 of Regulation S-K, appearing under the headings "Principal Shareholders" and "Security Ownership of Management" in the Registrant's proxy statement dated March 30, 1998 for the Annual Meeting of Shareholders to be held May 4, 1998, is incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions
-------------------------------------------------------------------------
    Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K, appearing under the heading "Compensation Committee Interlocks and Insider Participation" in the Registrant's proxy statement dated March 30, 1998 for the Annual Meeting of Shareholders to be held May 4, 1998, is incorporated herein by reference.

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



(b)       Reports on Form 8-K
          -------------------
          A Current Report on Form 8-K was filed on December 12, 1997, announcing the Registrant's purchase of the majority of transportation assets of Transport South, Inc. The financial statement schedules and pro forma financial information relating to the purchase was filed on Form 8-K/A, February 13, 1998.

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


    Date:       March 16, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



    Signature                          Title                     Date
------------------------    ---------------------------   --------------

Principal Financial Officer:

/s/ William L. Boone        Vice President-Finance;       March 16, 1998
------------------------    Secretary; Treasurer
William L. Boone



Controller or Principal
   Accounting Officer:

/s/ J. Earl Cowan           Controller                    March 16, 1998
------------------------
J. Earl Cowan

     Signature                         Title                    Date
------------------------    --------------------------    ---------------
Directors:

/S/ Thomas S. Kenan, III    Chairman of the Board         March 16, 1998
------------------------    of Directors
Thomas S. Kenan, III


/S/ Owen G. Kenan           Vice Chairman of the          March 16, 1998
------------------------    Board of Directors
Owen G. Kenan


/S/ William O. McCoy        Director                      March 16, 1998
------------------------
William O. McCoy


/S/ Paul J. Rizzo           Director                      March 16, 1998
------------------------
Paul J. Rizzo


/S/ William C. Friday       Director                      March 16, 1998
------------------------
William C. Friday


/S/ Braxton Schell          Director                      March 16, 1998
------------------------
Braxton Schell


/S/ Kenneth G. Younger      Director                      March 16, 1998
------------------------
Kenneth G. Younger

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page No.
Financial Statements                                       in Form 10-K
---------------------------------------------------------  ------------


Report of Independent Public Accountants relating to the
  Consolidated Financial Statements and Notes thereto              10

Consolidated Balance Sheets - December 31, 1997 and 1996           11

Consolidated Statements of Income and Retained Earnings -
   For the Years Ended December 31, 1997, 1996 and 1995            12

Consolidated Statements of Cash Flows - For the Years
   Ended December 31, 1997, 1996 and 1995                          13

Notes to Consolidated Financial Statements                      14-20

                            INDEX TO EXHIBITS


Exhibit No.                          Description
-----------     ---------------------------------------------------------
2(a)            Asset Purchase Agreement between Transport South, Inc.
                and the Registrant, dated October 31, 1997, filed as
                Exhibit 2 to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1997, which is incorporated herein by reference to such Form 10-Q.

2(b) Amendment to Asset Purchase Agreement between Transport South, Inc. and the Registrant, dated December 1, 1997, filed as Exhibit 2.A to the Registrant's Current Report on Form 8-K, filed December 12, 1997, which is incorporated herein by reference to such Form 8-K.

2(c) Stock Purchase and Sale Agreement between CITGO Petroleum Corporation, Petro-Chemical Transport, Inc. and the Registrant, dated February 18, 1998, filed as Exhibit 2 to the Registrant's Current Report on Form 8-K, filed March 13, 1998, which is incorporated herein by reference to such Form 8-K.



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


          Management contracts or compensatory plans or arrangements Exhibits 10(a) - 10(f)

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

10(e) Senior Managers' Life Insurance Plan, effective April 1, 1996, filed as Exhibit 10.A to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, which is incorporated herein by reference to such Form 10-Q.

Exhibit No.                         Description
-----------     ---------------------------------------------------------

10(f) Senior Management Severance Plan, effective May 5, 1997, filed as Exhibit 10.A to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, which is incorporated herein by reference to such Form 10-Q.


          Material contracts  Exhibits 10(g) - 10(i)

10(g) Credit Agreement between First Union National Bank and the Registrant dated May 22, 1984, filed as Exhibit 4(b) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1984, which is incorporated herein by reference to such Form 10-Q.

10(h) Loan Agreement between First Union National Bank and the Registrant dated February 13, 1998.

10(i) Promissory Note between First Union National Bank and the Registrant dated February 13, 1998.


23              Consent of Independent Public Accountants.


27              Financial Data Schedule for the year ended December 31,
                1997.