Form 10-Q
period 1998-03-31
KENAN TRANSPORT CO
filed 1998-05-14
CIK 745379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended         March 31, 1998
                                            -------------------------
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

                             Yes   X           No
                                 -------          -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at April 30, 1998
      --------------------------         -----------------------------
      Common stock, no par value                    2,400,462

                         KENAN TRANSPORT COMPANY

                                 INDEX


                                                                     Page
                                                                     ----
Part I - Financial Information

    Consolidated Balance Sheets as of March 31, 1998 and
    December 31, 1997                                                  1

    Consolidated Statements of Income for the three months
    ended March 31, 1998 and 1997                                      2

    Consolidated Statements of Cash Flows for the three
    months ended March 31, 1998 and 1997                               3

    Notes to Consolidated Financial Statements                     4 - 5

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            6 - 7



Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                          8

    Signatures                                                         9

    Index to Exhibits                                                 10

                     PART I - FINANCIAL INFORMATION

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


                                                March 31,    December 31,
                                                  1998          1997
ASSETS                                        (Unaudited)      (Note 1)
-------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                      $ 4,604        $ 3,422
   Accounts receivable                             11,230          8,020
   Operating supplies and parts                       515            521
   Prepayments
     Tires                                          1,583          1,471
     Insurance, licenses and other                  2,130            886
     Deferred income taxes                          1,851          1,747
                                                 ------------------------
        Total Current Assets                       21,913         16,067

Operating Property
   Land                                             3,464          3,464
   Buildings and leasehold improvements            10,985         10,968
   Revenue equipment                               71,301         65,974
   Other equipment                                  5,579          4,755
                                                 ------------------------
                                                   91,329         85,161
   Accumulated depreciation                       (35,255)       (32,922)
                                                 ------------------------
        Net Operating Property                     56,074         52,239

Intangible Assets                                  11,359          7,559
Other Assets                                        1,571          1,250
                                                 ------------------------
                                                  $90,917        $77,115
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
Current Liabilities
   Current maturities of long-term debt           $   875        $   500
   Capital lease obligations                        1,416            995
   Accounts payable                                 3 872          2,517
   Wages and employee benefits payable              8,532          6,641
   Claims payable                                   3,570          3,553
   Income taxes payable                               654            108
                                                ------------------------
        Total Current Liabilities                  18,919         14,314

Long-Term Debt                                      9,500          2,000
Capital Lease Obligations                           1,386          2,075
Deferred Income Taxes                              10,540          9,358

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
     authorized; 2,400,462 and 2,394,780
     shares issued and outstanding                  3,293          3,096
   Retained earnings                               47,279         46,272
                                                 ------------------------
                                                   50,572         49,368
                                                 ------------------------
                                                  $90,917        $77,115
                                                 ========================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended March 31, 1998 and 1997
       (Unaudited and dollars in thousands except per share amounts)


                                                   1998           1997
------------------------------------------------------------------------
Operating Revenue                                 $28,481        $17,746

Operating Expenses
   Wages and employee benefits                     14,277          8,950
   Fuel and other operating expenses                6,079          3,732
   Depreciation                                     2,507          1,655
   Taxes and licenses                               1,653          1,094
   Claims and insurance                             1,011            644
   Equipment rents                                    923            130
                                                 ------------------------
                                                   26,450         16,205
                                                 ------------------------
Operating Income                                    2,031          1,541
   Interest expense                                  (138)            (5)
   Interest income and other expenses, net             33             51
                                                 ------------------------
Income before Provision for Income Taxes            1,926          1,587
   Provision for income taxes                         751            611
                                                 ------------------------
Net Income                                        $ 1,175        $   976
                                                 ========================



Weighted average number of shares
   outstanding (in thousands)                       2,400          2,395



Basic and diluted earnings per share              $   .49        $   .41

Operating ratio                                      92.9%          91.3%

Dividends paid per share                          $ .0700        $ .0675



The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1998 and 1997
                   (Unaudited and dollars in thousands)


                                                    1998          1997
------------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                     $ 2,990        $ 2,022
   Purchases of operating property, net            (1,009)          (203)
   Business acquisition                            (7,863)           --
   Debt and lease obligations                       7,232            --
   Dividends                                         (168)          (162)
                                                 ------------------------
Net Increase in Cash and Cash Equivalents           1,182          1,657
Beginning Cash and Cash Equivalents                 3,422         11,181
                                                 ------------------------

Ending Cash and Cash Equivalents                  $ 4,604        $12,838
                                                 ========================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   Basis of Presentation
---------------------------
    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.

    The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


2.   Business Acquisitions
---------------------------
    On December 1, 1997, the Company purchased the majority of the transportation assets of Transport South, Inc. for cash and entered into a long-term contract to provide transportation services to its parent, RaceTrac Petroleum, Inc. in the southeastern United States and Texas.

    On February 28, 1998, the Company acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc., a wholly owned subsidiary of CITGO Petroleum Corporation. Petro-Chemical Transport is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The acquisition, net of cash acquired, required a cash investment totaling $7,863,000. The Company financed the acquisition through its line of credit facility.

    The acquisitions have been accounted for using the purchase method of accounting. The accompanying consolidated statements of income include results of operations of Transport South during the first quarter of 1998 and results of operations of Petro-Chemical Transport, Inc. beginning March 1, 1998. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisitions (goodwill) is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 20 years on a straight-line basis.

          The following unaudited pro forma summary presents the consolidated results of operations of the Company for the first quarter of 1998 and 1997, as if the acquisitions had occurred as of January 1, 1998 and 1997. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future (dollars in thousands except per share amounts).

    Pro-Forma Information (unaudited)
    --------------------------------------------------------------------
                                                     1998        1997
                                                  ----------------------
    Revenue                                         $35,241     $34,736
    Net income                                        1,261       1,211
    Basic and diluted earnings per share                .53         .51

                         KENAN TRANSPORT COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


3.   Long-Term Debt
--------------------
    On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line of Credit Facility with a bank. The agreement replaces the Company's previous $7,000,000 line of credit. The line reduces $500,000 per quarter beginning July 1, 1998 and matures in March 2003. Interest under the agreement is at variable rates based, at the Company's option, on the Bank's Prime Rate or LIBOR. The credit agreement contains various covenants, none of which negatively impact the Company's liquidity or capital resources at this time.

    During the first quarter the Company borrowed $7,500,000 to finance its acquisition of Petro-Chemical Transport, Inc. At March 31, 1998, the Company had $10,000,000 outstanding under the new credit facility and $375,000 payable under a short-term note obligation assumed in the acquisition of Petro-Chemical. The short-term note was paid in April of 1998. There was no outstanding debt at March 31, 1997.

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

Results of Operations
-------------------------------
    Revenue for the first quarter of 1998 was $28,481,000 compared to $17,746,000 for the first quarter of 1997. Net income was $1,175,000 compared to $976,000 in 1997. Earnings per share were $.49 compared to $.41 during the same period last year. Miles operated increased 54% from the first quarter of 1997.

    First quarter revenue increased 60% as a result of the impact of two major acquisitions that were completed over the last four months. The Company purchased the transportation assets of Transport South, Inc. of Smyrna, Georgia on December 1, 1997 in a cash transaction. On February 28, 1998, the Company purchased the stock of Petro-Chemical Transport, Inc., the trucking subsidiary of CITGO Petroleum Corporation in a cash transaction. Revenue attributed to the Transport South business acquisition were approximately $6,850,000 for the first quarter. Revenues of Petro-Chemical Transport for March 1998 totaled $3,380,000.

    Operating expenses for the first quarter of 1998 increased $10,245,000 or 63% over 1997 levels. The increase in operating expenses was primarily the result of the Company's two recent acquisitions. Lower fuel prices in 1998 were more than offset by increases in driver pay, higher outside maintenance costs, and equipment rents. The Company's operating ratio for the quarter was 92.9% compared to 91.3% in 1997.

     The average balance of outstanding debt and capital lease obligations during the first quarter of 1998 was approximately
$8,000,000. There was no outstanding debt during the first quarter of 1997. Interest expense was $138,000 for the first quarter of 1998 compared to $5,000 in 1997.

Liquidity and Capital Resources
-------------------------------
    At March 31, 1998, cash and cash equivalents totaled $4,604,000, an increase of $1,182,000 from the end of 1997. Working capital of $2,994,000 was up $1,241,000 from year-end 1997 and the current ratios were 1.16 and 1.12, respectively. At March 31, 1998, the Company had outstanding debt and capital lease obligations totaling $13,177,000 compared to $5,570,000 at December 31, 1997.

    Cash and cash equivalents decreased $8,234,000 from the March 31, 1997 balance as a result of the Company's acquisition of Transport South, Inc. during the fourth quarter of 1997.

    The Company has second quarter cash commitments of approximately $3,500,000 for tractor replacements. Management believes that cash flows from operations and the Company's bank line of credit will be sufficient to fund these planned expenditures as well as 1998 working capital requirements, expansion opportunities and other corporate needs.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                               (continued)


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

  (b) The following reports on Form 8-K have been filed during the quarter ended March 31, 1998:

                Financial statement schedules and pro forma financial information relating to the Registrant's purchase of the majority of transportation assets of Transport South, Inc. was filed on Form 8-K/A, February 13, 1998.

                A Current Report on Form 8-K was filed on March 13, 1998, announcing the Registrant's acquisition of Petro-
                Chemical, Inc.

                Financial statement schedules and pro forma financial information relating to the Registrant's acquisition of Petro-Chemical, Inc. was filed on Form 8K/A, May 13, 1998.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      May 14, 1998                      BY:/s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                            INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


    Exhibit
     Number                        Description
   ---------    --------------------------------------------------------

      27        Financial Data Schedule for the quarter ending March 31,
                1998.