Form 10-Q
period 1998-06-30
KENAN TRANSPORT CO
filed 1998-08-14
CIK 745379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       June 30, 1998
                                             ------------------
                                    OR

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

                            Yes    X          No
                                 -------          -------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at July 31, 1998
     --------------------------         --------------------------------
     Common stock, no par value                    2,421,562

                            KENAN TRANSPORT COMPANY

                                    INDEX


                                                                Page
                                                               ------
Part I - Financial Information

    Consolidated Balance Sheets as of June 30, 1998 and
      December 31, 1997                                             1

    Consolidated Statements of Income for the three
      and six months ended June 30, 1998 and 1997                   2

    Consolidated Statements of Cash Flows for the
      six months ended June 30, 1998 and 1997                       3

    Notes to Consolidated Financial Statements                  4 - 5

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                       6 - 7



Part II - Other Information

    Item 4 - Submission of Matters to a Vote of
      Security Holders                                              8

    Item 5 - Other Information                                      8

    Item 6 - Exhibits and Reports on Form 8-K                       8

    Signatures                                                      9

    Index to Exhibits                                              10

                       PART I - FINANCIAL INFORMATION

                          KENAN TRANSPORT COMPANY
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                            June 30,      December 31,
                                              1998           1997
ASSETS                                    (Unaudited)      (Note 1)
---------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                  $ 2,375        $ 3,422
   Accounts receivable                         10,448          8,020
   Operating supplies and parts                   570            521
   Prepayments -
     Tires                                      1,580          1,471
     Insurance, licenses and other              1,736            886
   Deferred income taxes                        2,396          1,747
---------------------------------------------------------------------
       Total Current Assets                    19,105         16,067

Operating Property
   Land                                         3,464          3,464
   Buildings and leasehold improvements        11,286         10,968
   Revenue equipment                           71,538         65,974
   Other equipment                              6,052          4,755
---------------------------------------------------------------------
                                               92,340         85,161
   Accumulated depreciation                   (34,438)       (32,922)
---------------------------------------------------------------------
       Net Operating Property                  57,902         52,239

Intangible Assets                              11,231          7,559
Other Assets                                    1,470          1,250
---------------------------------------------------------------------
                                              $89,708        $77,115
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
Current Liabilities
   Current maturities of long-term debt       $   --         $   500
   Capital lease obligations                    1,165            995
   Accounts payable                             3,416          2,517
   Wages and employee benefits payable          8,003          6,641
   Claims payable                               3,791          3,553
   Income taxes payable                           --             108
---------------------------------------------------------------------
       Total Current Liabilities               16,375         14,314

Long-term Debt                                 10,000          2,000
Capital Lease Obligations                       1,011          2,075
Deferred Income Taxes                          10,734          9,358

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,421,562 and 2,394,780
      shares issued and outstanding             4,400          3,096
   Retained earnings                           48,258         46,272
   Deferred compensation                       (1,070)           --
---------------------------------------------------------------------
                                               51,588         49,368
---------------------------------------------------------------------
                                              $89,708        $77,115
=====================================================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited and dollars in thousands except per share amounts)

                                             Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                            --------------------   ---------------------
                                              1998        1997        1998        1997
----------------------------------------------------------------------------------------
Operating Revenue                           $34,107     $17,233     $62,588     $34,979

Operating Expenses
   Wages and employee benefits               17,452       8,806      31,729      17,756
   Fuel and other operating expenses          7,236       3,696      13,315       7,428
   Depreciation                               2,608       1,647       5,115       3,302
   Taxes and licenses                         1,822       1,062       3,475       2,156
   Claims and insurance                       1,301         663       2,312       1,307
   Equipment rents                            1,510         129       2,433         259
----------------------------------------------------------------------------------------
                                             31,929      16,003      58,379      32,208
----------------------------------------------------------------------------------------
Operating Income                              2,178       1,230       4,209       2,771

   Interest expense                            (229)         (5)       (367)        (10)
   Interest income and other expenses, net       31          76          64         127
----------------------------------------------------------------------------------------
Income before Provision for Income Taxes      1,980       1,301       3,906       2,888
   Provision for income taxes                   826         491       1,577       1,102
----------------------------------------------------------------------------------------
Net Income                                  $ 1,154     $   810     $ 2,329     $ 1,786
========================================================================================


Basic and diluted earnings per share            .48     $   .34     $   .97     $   .75

Operating ratio                               93.6%       92.9%       93.3%       92.1%

Dividends paid per share                    $ .0700     $ .0675     $ .1400     $ .1350



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      KENAN TRANSPORT COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 1998 and 1997
                (Unaudited and dollars in thousands)


                                                1998           1997
----------------------------------------------------------------------

Cash Provided by (Applied to):
   Operations                                 $ 6,045        $ 4,523
   Purchases of operating property, net        (5,101)        (4,190)
   Business acquisition                        (7,879)           --
   Debt and capital lease obligations, net      6,231            --
   Dividends                                     (343)          (329)
----------------------------------------------------------------------
Net Increase (Decrease) in Cash
   and Cash Equivalents                        (1,047)             4
Beginning Cash and Cash Equivalents             3,422         11,181
----------------------------------------------------------------------
Ending Cash and Cash Equivalents              $ 2,375        $11,185
======================================================================



The Notes to Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation
--------------------------
    The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company and its wholly-owned subsidiary, Petro-Chemical Transport, Inc. All significant intercompany accounts and transactions have been eliminated.

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.

    The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


2.   Business Acquisitions
--------------------------
    On December 1, 1997, the Company purchased the majority of the transportation assets of Transport South, Inc. for cash and entered into a long-term contract to provide transportation services to its parent, RaceTrac Petroleum, Inc. in the southeastern United States and Texas.

    On February 28, 1998, the Company acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc., a wholly owned subsidiary of CITGO Petroleum Corporation. Petro-Chemical Transport, Inc. is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The acquisition, net of cash acquired, required a cash investment totaling $7,879,000. The Company financed the acquisition through its line of credit facility.

    The acquisitions have been accounted for using the purchase method of accounting. The accompanying consolidated statements of income include the results of operations of Transport South, Inc. for the six months ended June 30, 1998 and the results of operations of Petro-Chemical Transport, Inc. for the four months ended June 30, 1998. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisitions (goodwill) is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 20 years on a straight-line basis.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions had occurred as of January 1, 1998 and 1997. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future (dollars in thousands except per share amounts).

                               (Unaudited)



    Pro-Forma Information (unaudited)
    -------------------------------------------------------------------
                                                     1998        1997
                                                    -------     -------
    Three Months Ended June 30,
    ---------------------------
    Revenue                                         $34,107     $33,919
    Net income                                        1,154       1,329
    Basic and diluted earnings per share                .48         .56


    Six Months Ended June 30,
    -------------------------
    Revenue                                         $69,267     $68,351
    Net income                                        2,535       2,825
    Basic and diluted earnings per share               1.05        1.18


3.   Long-Term Debt
-------------------
    On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line of Credit Facility with a bank. The agreement replaces the Company's previous $7,000,000 line of credit. The line reduces $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The agreement matures in March 2003. Interest under the agreement is at variable rates based, at the Company's option, on the Bank's Prime Rate or LIBOR. At June 30, 1998, the Company was in compliance with the agreement's financial and nonfinancial covenants.

    During the first quarter, the Company borrowed $7,500,000 to finance its acquisition of Petro-Chemical Transport, Inc. At June 30, 1998, the Company had $10,000,000 outstanding under the new credit facility. There was no outstanding debt at June 30, 1997.


4.  Long-Term Incentive Plan
----------------------------
    On May 4, 1998, shareholders approved the Company's 1998 Long-Term Incentive Plan (the "Plan"). The Plan provides for grant Awards, including stock options and restricted stock, of up to 450,000 shares of Common Stock.

    During the first quarter of 1998, 328,900 nonqualified stock options and 21,100 shares of restricted stock were awarded to key employees under the Plan. The stock options have an exercise price equal to or above the fair value of the shares at the date of the grant and have a ten-year term with vesting periods of one to five years from the date of the grant. Restricted stock awards become free of restrictions ratably over a five year period.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option and restricted stock awards. Compensation expense under the Plan totaled $37,000 for the second quarter of 1998.

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


Results of Operations
---------------------
    Revenue for the second quarter of 1998 was $34,107,000 compared to $17,233,000 for the second quarter of 1997. Net income was $1,154,000 compared to $810,000 in 1997. Earnings per share were $.48 compared to $.34 during the same period last year. Miles operated increased 77% from the second quarter of 1997.

    Revenue for the first half of 1998 was $62,588,000 compared to $34,979,000 for 1997. Net income was $2,329,000 compared to $1,786,000 in
1997. Earnings per share were $.97 compared to $.75 during the same period last year. Miles operated increased 66% from the first half of 1997.

    Revenue for the quarter increased 98% as a result of the impact of two recent acquisitions. On December 1, 1997, the Company purchased the majority of the transportation assets of Transport South, Inc. of Smyrna, Georgia in a cash transaction. On February 28, 1998, the Company purchased the stock of Petro-Chemical Transport, Inc., the trucking subsidiary of CITGO Petroleum Corporation in a cash transaction. Revenue attributed to the business acquisitions was approximately $17,000,000 in the second quarter. Integration of the acquired companies into Kenan Transport Company is progressing satisfactorily.

    Operating expenses for the second quarter of 1998 totaled $31,929,000 an increase of $15,926,000 and 100% over 1997 levels. The increase in operating expenses was primarily the result of the Company's two recent acquisitions. Lower fuel prices in 1998 were offset by increases in driver pay, outside maintenance costs and equipment rents. The Company's operating ratio for the quarter was 93.6% compared to 92.9% in 1997.

    Operating expenses for the first half of 1998 totaled $58,379,000, an increase of $26,171,000 and 81% over the first six months of 1997. The operating ratio increased to 93.3% from 92.1% in 1997.

    The average balance of outstanding debt and capital lease obligations during the second quarter of 1998 was approximately $12,700,000. There was no outstanding debt during the second quarter of 1997. Interest expense was $229,000 for the second quarter of 1998 compared to $5,000 in 1997.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 - continued -


Liquidity and Capital Resources
-------------------------------
    At June 30, 1998, cash and cash equivalents totaled $2,375,000, a decrease of $1,047,000 from the end of 1997. Working capital of $2,730,000 was up $977,000 from year-end 1997, and the current ratios were 1.17 and 1.12, respectively. At June 30, 1998, the Company had outstanding debt and capital lease obligations totaling $12,176,000 compared to $5,570,000 at December 31, 1997.

    Cash and cash equivalents decreased $8,810,000 from the June 30, 1997 balance as a result of the Company's acquisition of the assets of Transport South, Inc. during the fourth quarter of 1997 and the stock of Petro-Chemical Transport, Inc. during the first quarter of 1998.

    The Company has third quarter cash commitments of approximately $2,750,000 for tractor and trailer replacements. Management believes that cash flows from operations and the Company's bank line of credit will be sufficient to fund these planned expenditures as well as 1998 working capital requirements, expansion opportunities and other corporate needs.

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


Forward-Looking Statements
--------------------------
    Statements contained in and preceding management's discussion and analysis, that are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the Company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to, inflation, adverse changes in demand for trucking services, availability of drivers and fuel prices.

                            PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------
                The Registrant's Annual Meeting of Stockholders was held on May 4, 1998 for the purpose of electing a board of directors, considering approval of the Company's 1998 Long-Term Incentive Plan and conducting such other business that properly came before the meeting. Proxies for the meeting were solicited pursuant to
          Section 14(a) of the Securities Act of 1934 and there was no solicitation in opposition to management's solicitations. The proposals voted upon and the results of voting were as follows:

          (1) Nominees for directors as listed in the proxy statement were elected for a one year term with the following vote:

                                          Votes        Votes
                                           For        Withheld
                                        ---------     --------
                Thomas S. Kenan, III    1,868,363      27,325
                Owen G. Kenan           1,868,163      27,525
                Lee P. Shaffer          1,868,363      27,325
                William C. Friday       1,868,263      27,425
                William O. McCoy        1,868,363      27,325
                Paul J. Rizzo           1,868,163      27,525
                Braxton Schell          1,868,263      27,425
                Kenneth G. Younger      1,868,263      27,425


          (2) The proposal to approve the Company's 1998 Long-Term Incentive Plan as described in the proxy statement was approved with the following vote:

                Shares voted for:           1,673,268
                Shares voted against:         104,354
                Shares abstaining:              4,110
                Shares not voted:             113,956


Item 5.   Other Information
-------   -----------------
                Unless notice of a matter to be presented by a shareholder of the Company at the next Annual Meeting of Shareholders is received at the Company's principal executive offices on or before February 13, 1999, management's proxies for the meeting conferring discretionary authority may be voted with respect to the matter without indicating in the proxy statement how management intends to exercise its discretion.


Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------
  (a) The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b) The following reports on Form 8-K have been filed during the quarter ended June 30, 1998:

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


                                        KENAN TRANSPORT COMPANY
                                             (Registrant)



DATE:     August 14, 1998               BY:   /s/  William L. Boone
                                              ----------------------------
                                              Vice President-Finance and
                                              Chief Financial Officer

                             INDEX TO EXHIBITS



Exhibits filed as part of Part I of this report are listed below:

 Exhibit
  Number                         Description
---------       ----------------------------------------------------------
  11            Statement Re Computation of Per Share Earnings

  27            Financial Data Schedule for the 2nd Quarter 10-Q




Exhibits filed as part of Part II of this report are listed below:

 Exhibit
  Number                         Description
---------       ----------------------------------------------------------

  10            The 1998 Long-Term Incentive Plan, adopted by the
                Registrant's Board of Directors on February 13, 1998 and approved by shareholders on May 4, 1998 at the Annual Meeting.