Form 10-Q
period 1998-09-30
KENAN TRANSPORT CO
filed 1998-11-12
CIK 745379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      September 30, 1998
                                             --------------------
                                    OR

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

                Class                    Outstanding at October 31, 1998
     --------------------------         --------------------------------
     Common stock, no par value                    2,421,562

                            KENAN TRANSPORT COMPANY

                                    INDEX


                                                                Page
                                                               ------
Part I - Financial Information

    Consolidated Balance Sheets as of September 30, 1998 and
      December 31, 1997                                             1

    Consolidated Statements of Income for the three
      and nine months ended September 30, 1998 and 1997             2

    Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1998 and 1997                 3

    Notes to Consolidated Financial Statements                  4 - 6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                       7 - 9



Part II - Other Information

    Item 4 - Submission of Matters to a Vote of
      Security Holders                                             10

    Item 6 - Exhibits and Reports on Form 8-K                      10

    Signatures                                                     11

    Index to Exhibits                                              12

                       PART I - FINANCIAL INFORMATION

                          KENAN TRANSPORT COMPANY
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                         September 30,   December 31,
                                              1998           1997
ASSETS                                    (Unaudited)      (Note 1)
---------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                  $ 5,268        $ 3,422
   Accounts receivable                         10,144          8,020
   Operating supplies and parts                   628            521
   Prepayments -
     Tires                                      1,673          1,471
     Insurance, licenses and other              1,539            886
   Deferred income taxes                        2,413          1,747
---------------------------------------------------------------------
       Total Current Assets                    21,665         16,067

Operating Property
   Land                                         3,464          3,464
   Buildings and leasehold improvements        11,399         10,968
   Revenue equipment                           71,630         65,974
   Other equipment                              6,075          4,755
---------------------------------------------------------------------
                                               92,568         85,161
   Accumulated depreciation                   (35,414)       (32,922)
---------------------------------------------------------------------
       Net Operating Property                  57,154         52,239

Intangible Assets                              11,088          7,559
Other Assets                                    1,574          1,250
---------------------------------------------------------------------
                                              $91,481        $77,115
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
Current Liabilities
   Current maturities of long-term debt       $   --         $   500
   Capital lease obligations                    1,152            995
   Accounts payable                             3,887          2,517
   Wages and employee benefits payable          8,145          6,641
   Claims payable                               3,993          3,553
   Income taxes payable                           --             108
---------------------------------------------------------------------
       Total Current Liabilities               17,177         14,314

Long-term Debt                                 10,000          2,000
Capital Lease Obligations                         631          2,075
Deferred Income Taxes                          10,967          9,358

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
      authorized; 2,421,562 and 2,394,780
      shares issued and outstanding             4,400          3,096
   Retained earnings                           49,323         46,272
   Deferred compensation                       (1,017)           --
---------------------------------------------------------------------
                                               52,706         49,368
---------------------------------------------------------------------
                                              $91,481        $77,115
=====================================================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited and dollars in thousands except per share amounts)

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                            --------------------   ---------------------
                                              1998        1997        1998        1997
----------------------------------------------------------------------------------------
Operating Revenue                           $34,104     $17,450     $96,692     $52,429

Operating Expenses
   Wages and employee benefits               17,787       8,857      49,516      26,613
   Fuel and other operating expenses          6,849       3,678      20,164      11,106
   Depreciation and amortization              2,649       1,714       7,764       5,016
   Taxes and licenses                         1,838       1,063       5,313       3,219
   Claims and insurance                       1,350         689       3,662       1,996
   Equipment rents                            1,418         135       3,851         394
----------------------------------------------------------------------------------------
                                             31,891      16,136      90,270      48,344
----------------------------------------------------------------------------------------
Operating Income                              2,213       1,314       6,422       4,085

   Interest expense                            (191)         (4)       (558)        (14)
   Interest income and other expenses, net       74          55         138         182
----------------------------------------------------------------------------------------
Income before Provision for Income Taxes      2,096       1,365       6,002       4,253
   Provision for income taxes                   855         531       2,432       1,633
----------------------------------------------------------------------------------------
Net Income                                  $ 1,241     $   834     $ 3,570     $ 2,620
========================================================================================


Basic and diluted earnings per share            .51     $   .35     $  1.48     $  1.09

Operating ratio                               93.5%       92.5%       93.4%       92.2%

Dividends paid per share                    $ .0725     $ .0700     $ .2125     $ .2050



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      KENAN TRANSPORT COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1998 and 1997
                (Unaudited and dollars in thousands)


                                                1998           1997
----------------------------------------------------------------------

Cash Provided by (Applied to):
   Operations                                 $11,265        $ 7,855
   Purchases of operating property, net        (6,858)        (5,941)
   Business acquisition                        (7,880)           --
   Debt and capital lease obligations, net      5,838            --
   Short-term investments, net                    --            (500)
   Dividends                                     (519)          (497)
----------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents       1,846            917
Beginning Cash and Cash Equivalents             3,422         11,181
----------------------------------------------------------------------
Ending Cash and Cash Equivalents              $ 5,268        $12,098
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

    The results of operations for the three and nine months ended
September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


2.   Recent Accounting Pronouncements
-------------------------------------
    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that upon adoption, all derivative instruments be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will not adopt the Statement until required to do so on January 1, 2000.


3.   Business Acquisitions
--------------------------
    On December 1, 1997, the Company purchased the majority of the transportation assets of Transport South, Inc. for cash and entered into a long-term contract to provide transportation services to its parent, RaceTrac Petroleum, Inc. in the southeastern United States and Texas.

                               (Unaudited)


    On February 28, 1998, the Company acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc., a wholly owned subsidiary of CITGO Petroleum Corporation. Petro-Chemical Transport, Inc. is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The acquisition, net of cash acquired, required a cash investment totaling $7,880,000. The Company financed the acquisition through its line of credit facility.

    The acquisitions have been accounted for using the purchase method of accounting. The accompanying consolidated statements of income include the results of operations of Transport South, Inc. for the nine months ended September 30, 1998 and the results of operations of Petro-Chemical Transport, Inc. for the seven months ended September 30, 1998. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisitions (goodwill) is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 20 years on a straight-line basis.

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

    Pro-Forma Information (unaudited)
    -------------------------------------------------------------------
                                                     1998        1997
                                                    -------     -------
    Three Months Ended September 30,
    --------------------------------
    Revenue                                         $34,104     $34,136
    Net income                                        1,241       1,353
    Basic and diluted earnings per share                .51         .56


    Nine Months Ended September 30,
    -------------------------------
    Revenue                                        $103,499    $102,487
    Net income                                        3,726       4,178
    Basic and diluted earnings per share               1.54        1.74

                               (Unaudited)


4.   Long-Term Debt
-------------------
    On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line of Credit Facility with a bank. The agreement replaces the Company's previous $7,000,000 line of credit. Funds available under the line reduces $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The agreement matures in March 2003. Interest under the agreement is at variable rates based on LIBOR plus an applicable margin. At September 30, 1998, the Company had $10,000,000 outstanding under the new credit facility. There was no outstanding debt at September 30, 1997.

    On February 27, 1998, the Company entered into a simple interest rate swap agreement to manage interest costs and risks associated with changing interest rates. The Company does not hold or issue financial instruments for trading purposes. The agreement effectively changes a portion of the Company's interest rate exposure on the line of credit from a floating rate to a fixed rate. The agreement matures in March 2003. At September 30, 1998, the notional principal amount of this agreement totalled $7,000,000. The differentials paid or received under the agreement are recorded as adjustments to interest expense.


5.  Long-Term Incentive Plan
----------------------------
    On May 4, 1998, shareholders approved the Company's 1998 Long-Term Incentive Plan (the "Plan"). The Plan provides for grant awards, including stock options and restricted stock, of up to 450,000 shares of Common Stock.

    During the first quarter of 1998, 328,900 nonqualified stock options and 21,100 shares of restricted stock were awarded to key employees under the Plan. The stock options have an exercise price equal to or above the fair value of the shares at the date of the grant and have a ten-year term with vesting periods of one to five years from the date of the grant. No options were vested as of September 30, 1998. Restricted stock awards become free of restrictions ratably over a five-year period.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option and restricted stock awards. Compensation expense under the Plan totaled $54,000 for the third quarter of 1998.

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


Results of Operations
---------------------
    Revenue for the third quarter of 1998 was $34,104,000 compared to $17,450,000 in 1997. Net income was $1,241,000 compared to $834,000 in
1997. Earnings per share were $.51 compared to $.35 during the same period last year. Miles operated increased 73% from the third quarter of 1997.

    Revenue for the first nine months of 1998 was $96,692,000 compared to $52,429,000 in 1997. Net income was $3,570,000 compared to $2,620,000 in
1997. Earnings per share were $1.48 compared to $1.09 during the same period last year. Miles operated increased 69% from the first nine months of 1997.

    Third quarter revenue increased 95% as a result of purchasing the transportation assets of Transport South, Inc. in December 1997 and the stock of Petro-Chemical Transport, Inc. in February 1998. Both acquisitions were cash transactions. Revenue attributable to the business acquisitions was approximately $16,000,000 in the third quarter.

    Operating expenses for the third quarter of 1998 totaled $31,891,000 compared to $16,136,000 in 1997. The increase in operating expenses was primarily the result of increased volume from the Company's two acquisitions. Lower fuel prices in 1998 were offset by increases in driver pay, outside maintenance costs and equipment rents. The Company's operating ratio for the quarter was 93.5% compared to 92.5% in 1997.

    Operating expenses for the first nine months of 1998 totaled
$90,270,000 compared to $48,344,000 in 1997. The operating ratio increased to 93.4% from 92.2% in 1997.

    The average balance of outstanding debt and capital lease obligations during the third quarter of 1998 was approximately $11,980,000. There was no outstanding debt during the third quarter of 1997. Interest expense was $191,000 for the third quarter of 1998 compared to $4,000 in 1997.


Liquidity and Capital Resources
-------------------------------
    At September 30, 1998, cash and cash equivalents totaled $5,268,000, an increase of $1,846,000 from the end of 1997. Working capital of $4,488,000 was up $2,735,000 from year-end 1997, and the current ratios were 1.26 and 1.12, respectively. At September 30, 1998, the Company had outstanding debt and capital lease obligations totaling $11,783,000 compared to $5,570,000 at December 31, 1997.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 - continued -


    Cash and cash equivalents decreased $6,830,000 from September 30, 1997 as a result of purchasing the transportation assets of Transport South, Inc. during the fourth quarter of 1997 and stock of Petro-Chemical Transport, Inc. during the first quarter of 1998.

    The Company has fourth quarter cash commitments of approximately $2,600,000 for tractor and trailer replacements. Management believes that cash flows from operations and the Company's bank line of credit will be sufficient to fund these planned expenditures as well as 1998 working capital requirements, expansion opportunities and other corporate needs.

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


Year 2000 Issues
----------------
    The Company has reviewed its Year 2000 issues and has completed its initial assessment (Phase I) of internal information technology systems and embedded technology systems. The Company is currently correcting those systems that it found to have date related deficiencies (Phase II) and testing the implementation of those solutions prior to any anticipated impact on our systems (Phase III). Full compliance is expected in the second quarter of 1999.

    The Company's application software programs consist of both internally developed programs and purchased software. The Company has verified that substantially all of its internally developed programs are Year 2000 compliant. All noncompliant purchased software has been identified and is being upgraded.

    The total hours and costs for remediation of internal information technology and embedded technology is estimated to be 3,600 and $246,000, respectively. To date, the Company has incurred and expensed approximately $51,000 related to Year 2000 readiness. Overall, management believes that the cost will not be material and the Year 2000 will not pose significant operational problems for the Company's internal systems.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 - continued -


    As part of its Year 2000 initiative, the Company is surveying selected third parties (vendors and customers) with whom it has material relationships to determine the status of their Year 2000 compliance programs. The goal is to ensure that no interruptions of service will occur as a result of Year 2000 issues at those companies on which the Company's business is materially dependent. At present, the Company is unable to determine the effect on its operations, liquidity, and financial condition in the event material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of those third parties and formulate a contingency plan at the time that it believes a material vendor or customer will not become compliant.


Forward-Looking Statements
--------------------------
    Statements contained in and preceding management's discussion and analysis, that are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations, hopes, beliefs and intentions on strategies regarding the future. Disclosures concerning Year 2000 issues also contain forward-looking statements that include assessments, timetables and cost estimates. It is important to note that the Company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to, inflation, adverse changes in demand for trucking services, availability of drivers and fuel prices and other unforeseeable circumstances.

                            PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------
          None


Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------
  (a) The Exhibits to this Form 10-Q are listed on the accompanying Index to Exhibits.

  (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KENAN TRANSPORT COMPANY
                                             (Registrant)



DATE:     November 12, 1998             BY:   /s/  William L. Boone
                                              ----------------------------
                                              Vice President-Finance and
                                              Chief Financial Officer

                             INDEX TO EXHIBITS



Exhibits filed as part of Part I of this report are listed below:

 Exhibit
  Number                         Description
---------       ----------------------------------------------------------
  11            Statement Re Computation of Per Share Earnings

  27            Financial Data Schedule for the 3rd Quarter 10-Q