Form 10-K405
period 1998-12-31
KENAN TRANSPORT CO
filed 1999-03-30
CIK 745379

FORM 10-K

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended    December 31, 1998
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

  Based on the closing sales price of March 1, 1999, the aggregate market value of the voting stock held by persons other than those who may be
  deemed affiliates of the registrant was     $31,493,948.
                                              ------------

  The number of shares outstanding of the registrant's common stock was 2,421,562 at March 1, 1999.

                  DOCUMENTS INCORPORATED BY REFERENCE



     Location in Form 10-K                  Incorporated Document
  ---------------------------        -------------------------------------

  Part III
  Items 10, 11, 12 and 13            Portions of the Company's Proxy
                                     Statement dated March 30, 1999 in
                                     connection with its Annual Meeting
                                     to be held on May 3, 1999.

                                     PART I

  Item 1.           Business
  -------------------------------------------------------------------------
       (a)  General Development of Business
       Kenan Transport Company ("Kenan") and its wholly-owned subsidiary, Petro-Chemical Transport, Inc. ("PCT")(together referred to as the "Company" or the "Registrant") are engaged in the transportation of bulk commodities in intrastate and interstate commerce. Kenan was incorporated under the laws of the State of North Carolina on April 8, 1949.

       Over the years, Kenan has grown to become one of the nation's leading transporters of petroleum, propane gas and chemicals in the country. Kenan entered 1998 with operations concentrated in the Southeast and as one of the nation's 20 largest tank truck carriers in the country. On February 28, 1998, Kenan acquired from Citgo Petroleum Corporation, 100% of the outstanding stock of PCT. PCT has significantly expanded the Company's national presence and geographic service area. PCT operates a nationwide inventory control and logistics management system from its headquarters, located in Dallas, Texas. The system enables PCT to manage gasoline inventories at retail locations for current and prospective customers electronically and facilitates delivery of gasoline on an as-needed basis to those locations. Kenan Transport Company is among the ten largest tank truck carriers in the country. PCT accounted for 26% of the Company's 1998 consolidated revenue.


       (b)  Financial Information About Industry Segments
       For financial information reporting purposes, the Company is deemed to engage in one industry segment, the transportation of petroleum, propane gas and chemicals in the tank truck industry. The Company has no geographic presence outside the United States.


       (c)  Narrative Description of Business
       At December 31, 1998, the Company operated a network of terminals and a fleet of 742 tractors and 1,047 specialized trailers. The Company had 1,670 employees at year-end. One customer accounted for 19% of the Company's revenue in 1998.

       The Company's business involves transportation of petroleum, propane gas and chemical products throughout the United States. Petroleum and propane gas products are typically transported from bulk storage facilities to local retail outlets. Chemical products are generally transported longer distances to manufacturing locations.

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


  Item 2.           Properties
  -------------------------------------------------------------------------
       The Company owns twenty real properties located in five states; Florida, Georgia, North Carolina, South Carolina and Virginia. At December 31, 1998, these properties had a net book value of $12,296,000. Additionally, the Company leases twenty-two real properties located in the Southeast and Texas, under terms of one to five years. The properties are used for offices, terminals and vehicle maintenance facilities supporting the operations of the Company.

     The Company transports liquid products using over-the-road tractors and tank trailers. At December 31, 1998, the net book value of the Company's owned revenue equipment, consisting of 499 tractors and 986 trailers, was $39,042,000. Also in the Company's fleet were 64 tractors and 40 trailers under capital lease agreements with a net book value of $2,938,000. The balance of the Company's fleet, 179 tractors and 21 trailers, consists of equipment rented under operating lease agreements with terms of one to six years and tractor capacity through independent contractors who provide a tractor and bear all associated operating and financing expenses.



  Item 3.    Legal Proceedings
  -------------------------------------------------------------------------
       There are no material pending legal proceedings.



     Item 4.    Submission of Matters to a Vote of Security Holders
  -------------------------------------------------------------------------
       No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

  Item 4(a). Executive Officers of the Registrant
  ----------------------------------------------------------------------
       Information concerning the executive officers of the Company follows:

        Name                Age                 Position
  --------------------     ----     ------------------------------------
  Lee P. Shaffer            60      Director, Chief Executive Officer of
                                    the Company beginning in 1996;
                                    President of the Company since 1975;
                                    Chief Operating Officer of the
                                    Company (1975-1996).

  William L. Boone          59      Vice President-Finance and Secretary
                                    of the Company since 1974. Treasurer
                                    of the Company beginning in 1996;
                                    Assistant Treasurer of the Company
                                    (1981-1996).

  L. Avery Corning          41      Vice President-Operations of the
                                    Company beginning in 1999. Vice
                                    President-Operations and Sales of
                                    the Company (1994-1998); President
                                    (1990-1994), Redwing Carriers, Inc.,
                                    Tampa, Florida.

  Gary J. Knutson           48      Vice President-Pricing and Business
                                    Analysis of the Company beginning
                                    in 1999. Vice President-Marketing
                                    of the Company  (1994-1998). Vice
                                    President-Sales of the Company
                                    (1990-1993).

  John E. Krovic            43      Vice President-Human Resources and
                                    Safety of the Company since 1993.

  William P. Prevost        43      Vice President-Marketing beginning
                                    in 1999. Vice President of the
                                    Company (1998). President and Chief
                                    Operating Officer (1986-1997),
                                    Transport South, Inc., Smyrna,
                                    Georgia.

  James H. Reid             51      Vice President of the Company
                                    beginning in 1998. President of
                                    Petro-Chemical Transport, Inc.
                                    beginning in 1997. President (1993-
                                    1998), Citgo Pipeline & Products,
                                    Tulsa, Oklahoma.

  Item 4(a). Executive Officers of the Registrant  -continued-
  ----------------------------------------------------------------------

        Name                Age                 Position
  --------------------     ----     ------------------------------------
  Lee P. Shaffer, III (1)   39      Vice President-Operations Services
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

  (1) Lee P. Shaffer, III is the son of Lee P. Shaffer, President and Chief Executive Officer of the Company.




                                   PART II


  Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters
  -------------------------------------------------------------------------
      The Registrant's stock trades on the Nasdaq stock market under the symbol KTCO. The Company had approximately 623 shareholders, including holders whose shares are held in street names, on December 31, 1998.

      The high and low sale prices and the cash dividends paid per share for each quarter in the last two fiscal years are shown below:

                            1998                           1997
                ---------------------------    ---------------------------
  Quarter         High      Low    Dividend      High      Low    Dividend
  --------      --------  -------  --------    --------  -------  --------
  First          $39.75    $28.5    $.07        $20.5     $18.5    $.0675
  Second          35.38     32       .07         21        19       .0675
  Third           34        29.5     .0725       22.75     19.75    .07
  Fourth          33.25     29       .0725       41        22.25    .07

Item 6.    Selected Financial Data
-------------------------------------------------------------------------
    Selected financial data for the past five years is presented below:

                                    1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------
Operations (in thousands)
---------------------------------
Operating revenue                 $130,046     $73,308     $68,795     $61,717     $59,100
Operating income                     9,130       6,462       6,244       5,124       5,787
Net income (1)                       5,159       4,090       3,805       3,323       3,682


Per Share Data
---------------------------------
Basic and diluted earnings (1)(2)   $ 2.14     $  1.71     $  1.59     $  1.39     $  1.55
Dividends declared                   .2875       .2775       .2675       .2575       .2475
Book value                           22.37       20.61       19.19       17.86       16.72
Market value                         32.00       36.63       19.00       20.75       17.50



Financial Position (in thousands)
---------------------------------
Cash, cash equivalents and
  short-term investments           $ 8,023     $ 3,422     $11,181     $10,106     $13,759
Working capital                      7,239       1,753      10,034       9,568      12,260
Net operating property              57,625      52,239      44,133      41,265      35,015
Total assets                        94,644      77,115      65,044      61,188      57,625
Total debt, including
  capital lease obligations         13,164       5,570         --          --          --
Shareholders' equity                54,180      49,368      45,843      42,677      39,771


Ratios and Statistics
---------------------------------
Operating ratio                      93.0%       91.2%       90.9%       91.7%       90.2%
Return on equity (1)                   10%          9%          9%          8%          9%
Current ratio                         1.42        1.12        2.00        1.98        2.24
Debt equity ratio                      .24         .11         --          --          --
Shares outstanding (in thousands)    2,422       2,395       2,389       2,389       2,378

<F1>
      (1) Before the effect of an extraordinary charge in 1994 of $823,000 ($.35 per share).
      (2)   All periods restated in accordance with SFAS No. 128.



  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  -------------------------------------------------------------------------

  General

      The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                          Percentage of Operating Revenue
                                          -------------------------------
  Years Ended December 31                   1998        1997        1996
  -----------------------------------------------------------------------
  Operating revenue                        100.0%      100.0%      100.0%

  Operating expenses
     Wages and employee benefits            50.6        50.2        50.3
     Fuel and other operating expenses      21.0        20.8        20.4
     Depreciation and amortization           8.0         9.5         9.6
     Taxes and licenses                      5.4         6.1         6.2
     Insurance and claims                    3.9         3.7         3.6
     Equipment rents                         4.1          .9          .8
                                          -------------------------------
     Total operating expenses               93.0        91.2        90.9
                                          -------------------------------
  Operating income                           7.0         8.8         9.1
  Interest expense                           (.5)         --          --
  Other income and expenses, net              .2          .2          --
  Income tax expense                        (2.7)       (3.4)       (3.6)
                                          -------------------------------
  Net income                                 4.0         5.6         5.5
                                          ===============================


  Results of Operations - 1998 Compared to 1997
  ---------------------------------------------
      Operating revenue increased $56,738,000 (77%) in 1998 to $130,046,000 primarily as a result of Kenan's acquisitions of Transport South, Inc. ("TSI") on December 1, 1997 and Petro-Chemical Transport, Inc. ("PCT") on February 28, 1998. Operating revenues attributable to the TSI and PCT acquisitions were approximately $22,093,000 and $34,193,000, respectively in 1998. Revenue from TSI was $2,300,000 in 1997. The average revenue per mile increased to $1.71 from $1.55 in 1997. Miles operated increased 61% to 76,232,000 in 1998.

      Operating expenses increased $54,070,000 (81%) in 1998 to $120,916,000. The increase was due in large part to the acquisitions of TSI and PCT and the 61% increase in miles operated. Disproportional increases occurred in driver wages, outside vendor maintenance and equipment rents in 1998. The operating ratio, which represents operating expenses as a percentage of operating revenues, increased from 91.2% in 1997 to 93.0% for the year ended December 31, 1998.

      Wages and employee benefits increased $29,041,000 (79%) in 1998 to $65,845,000. As a percentage of revenue, wages and employee benefits increased to 50.6% of revenue from 50.2% in 1997. Driver wages, the Company's largest operating expense item, was impacted by volume and the higher cost of driver wage programs associated with the PCT operation. Driver wages and benefits increased 88% over the prior year.

      Fuel and other operating expenses increased $12,038,000 (79%) in 1998 to $27,286,000. As a percentage of revenue, fuel and other operating expenses increased slightly to 21.0% in 1998 compared to 20.8% in 1997. Outside maintenance accounted for a $4,485,000 increase in operating expenses. Maintenance of PCT tractors and trailers is generally outsourced to support their widespread national operations. While fuel costs were up $1,427,000 over 1997 levels due to the 61% increase in miles operated, a 26% reduction in average fuel prices during the year allowed fuel, as a percentage of revenue, to decrease to 4.6% of revenue in 1998 from 6.2% in 1997. Communications expense was up $817,000 to support PCT's on-board computer systems installed on its trucks.

      Depreciation and amortization expenses increased $3,440,000 (49%) in 1998 to $10,402,000. As a percentage of revenue, depreciation and amortization expense decreased to 8.0% in 1998 compared to 9.5% in 1997. The relative decrease in depreciation, expressed as a percentage of revenue, is due to the increase in leased equipment during 1998. The majority of PCT tractors are operated under lease agreements. Consequently, equipment rents increased $4,611,000 in 1998 to $5,269,000; 4.1% of revenue in 1998 from .9% in 1997.

      Taxes and licenses increased $2,557,000 (57%) in 1998 to $7,039,000.
  As a percentage of revenue, taxes and licenses decreased to 5.4% from 6.1% in 1997. The cost increase was primarily attributable to the increase in fleet size. The reduction in costs as a percentage of revenue is attributed to improved utilization and the favorable impact of leasing as rent expense includes the cost of taxes and licenses on the leased equipment.

      Insurance and claims costs increased $2,383,000 (89%) in 1998 to $5,075,000. As a percentage of revenue, insurance and claims expense increased slightly to 3.9% of revenue in 1998 from 3.7% in 1997 which was due in large part to increases in insurance premiums.

      Interest expense was $762,000 in 1998 compared to $40,000 in 1997. The average monthly balance of outstanding debt and capital lease obligations was $10,124,000 in 1998 compared to $352,000 in 1997.

      The Company's effective tax rate was 40.5% in 1998 compared to 38.0% in 1997. The increase was primarily attributable to nondeductible amortization expense related to intangible assets.

  Results of Operations - 1997 Compared to 1996
  ---------------------------------------------
      Revenue increased 7% in 1997 to $73,308,000. The $4,513,000 increase in revenue was generated by $2,300,000 of additional business resulting from the TSI acquisition on December 1, 1997, and $2,213,000 due to growth in demand for transportation services. The average revenue per mile decreased to $1.55 from $1.56 in 1996. Miles operated increased 7% to 47,252,000 in 1997.

      Operating expenses increased 7% in 1997 to $66,846,000. The $4,295,000 increase was due in large part to the 7% increase in miles operated, an increase in driver wage expense, higher claims experience, and a 6% increase in depreciation and amortization expense. The operating ratio increased from 90.9% to 91.2% for the year ended December 31, 1997.

      Wages and employee benefits increased $2,224,000 (6%) in 1997 to $36,804,000. Wages and employee benefits as a percentage of revenue were 50.2% compared to 50.3% in 1996. A 10% increase in driver wages was offset by lower workers' compensation premiums and claims.

      Fuel and other operating expenses increased $1,224,000 (9%) in 1997 to $15,248,000. As a percentage of revenue, fuel and other operating expenses increased to 20.8% in 1997 from 20.4% in 1996. Although fuel prices decreased 6% in 1997, equipment maintenance and other operating expenses increased 18%.

      Insurance and claims costs, taxes and licenses, depreciation and amortization and equipment rents were unchanged as a percentage of revenue in 1997 compared to 1996.

      Net interest income and other expenses increased $144,000 in 1997. Higher average cash balances and interest rates in 1997 contributed to the increase.

      The Company's effective tax rate was 38.0% in 1997 compared to 39.2% in 1996. The decrease was primarily attributable to the Company's investments in tax exempt securities in 1997.



  Liquidity and Capital Resources
  ---------------------------------------------
      At the end of 1998, cash and cash equivalents totaled $8,023,000, an increase of $4,601,000 from the end of 1997. Working capital of $7,239,000 increased $5,486,000 from year-end 1997, and the current ratio was 1.42 compared to 1.12 in 1997. Working capital needs have generally been met with cash flows from operations.

      The continued growth of the Company's business has and will continue to require significant investments in new revenue equipment. The Company has financed revenue equipment purchases with cash flows from operations and through capital lease agreements. Capital lease obligations totaled $3,164,000 at December 31, 1998, of which $1,108,000 was classified as current.

      On December 22, 1998, the Company entered into a lease commitment (the "Lease Commitment") to facilitate the financing of tractors having an expected acquisition cost of $3,921,000. The Lease Commitment expires March 31, 1999 and provides repayment periods of 36, 48 and 60 months. The interest rate is based on two-year Treasury Notes and the one-year LIBOR rate as published by the Wall Street Journal on the funding date.

      Net capital expenditures planned for 1999, including equipment to be acquired under the Lease Commitment, will be approximately $17,000,000. At December 31, 1998, the Company was committed to spend $7,400,000 for revenue equipment in 1999. Management believes that cash flows from operations, the Company's line of credit, and purchases through capital leases will be sufficient to fund these planned expenditures as well as 1999 working capital requirements, expansion opportunities and other corporate needs.

      The Company's long-term debt, including current portion, increased to $10,000,000 at December 31, 1998 from $2,500,000 at December 31, 1997.
  The increase was attributable to the Company's acquisition of PCT on February 28, 1998. The investment required a cash outlay of $7,880,000 and assumption of liabilities totaling $4,048,000. To finance the acquisition, the Company borrowed $7,500,000 under its $20,000,000 unsecured line of credit agreement. The credit agreement matures March 2003, and stipulates that amounts borrowed in excess of $10,000,000 are subject to certain repayment provisions.



  Environmental Matters

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



  Year 2000

      The Year 2000 issue is the result of computerized systems being programmed to store and process data using a two digit field to represent the year rather than a four digit field. As a result of the century change, businesses are at risk for possible miscalculations or system failures causing potentially causing disruptions in their operations.

      The Company has reviewed its Year 2000 issues and has completed an assessment of its internal information technology systems and embedded technology systems. The Company is currently upgrading those systems that it found to have date related deficiencies and testing the implementation of those solutions prior to any anticipated impact on its systems. Full compliance is expected in the second quarter of 1999.

      The Company's application software programs consist of both internally developed programs and purchased software. The Company has verified that substantially all of its internally developed programs are Year 2000 compliant. All noncompliant purchased software has been identified and is being upgraded. Most of these upgrades were covered by the Company's existing maintenance with its vendors and did not result in any incremental expense as a result of the Year 2000 issue.

      The total hours and cost for remediation of internal information and embedded technology systems are estimated to be 3,800 and $258,000, respectively. As of December 31, 1998, the Company has incurred and expensed approximately $103,000 related to Year 2000 readiness. These cost estimates include internal and external labor for remediation and testing of the Company's systems. Overall, management believes that the cost will not be material and the Year 2000 will not pose significant operational problems for the Company's internal systems.

      As part of its Year 2000 initiative, the Company is surveying selected third parties (vendors and customers) with whom it has material relationships to determine the status of their Year 2000 compliance programs. The goal is to ensure that no interruptions of service will occur as a result of Year 2000 issues at those companies on which the Company's business is materially dependent. To date, the Company's investigations and assessments have not revealed a material third party that is not expecting to be Year 2000 compliant. However, the costs and timing of third party compliance is not within the Company's control. The Company is presently unable to determine the potential effect on its operations, liquidity and financial condition in the event material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of those third parties and formulate contingency plans at the time that it believes a material vendor or customer will not become Year 2000 compliant. While there can be no assurance the Company will not be adversely affected by the Year 2000 issue, it is committed to ensuring that it is fully compliant.



  Market Risk

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, and other relevant market rates or price changes. In the ordinary course of business, Kenan is exposed to interest rate risks and the Company regularly evaluates its exposure to this risk. The Company does not hold or issue derivative instruments for trading purposes.

      At December 31, 1998, the Company has debt totaling $10 million and an interest rate swap with a notional value of $7 million. The interest rate swap effectively converts $7 million of the Company's outstanding floating rate debt to fixed interest rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For floating rate debt, interest rate changes generally do not affect fair market values but do impact future earnings and cash flows, assuming other factors are held constant.

      The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 1998, the Company would have paid approximately $260,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the interest rate swap agreement would decrease by approximately $268,000.



  Forward-Looking Statements

      Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Act of 1934 and Section 27A of the Securities Act of 1933. The Company cautions readers that such "forward-looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company are estimates reflecting the best judgement of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements".

      The Company's future operating results may be affected by a number of factors that include but are not limited to: general economic conditions such as inflation and interest rates; competitive conditions within the Company's markets, including adverse changes in demand for trucking services, pricing pressure, availability of drivers and fuel prices; the Company's ability to sell its services profitably, successfully increase market share and effectively manage expense growth relative to revenue in anticipation of pressure on gross margins; changes in governmental regulation; changes in the trucking transportation and logistic industries; and changes in the Company's labor relations or other unforeseeable circumstances.

      Disclosures concerning Year 2000 issues also contain forward-looking statements that include assessments, timetables and cost estimates. The incremental costs of the Year 2000 project and the time by which the Company believes it will complete the Year 2000 modifications, as well as new system initiatives that are Year 2000 compliant and third party compliance, are based upon management's best estimates. There exists the possibility that factors outside of management's control may have a material impact on the Company operations.

  Item 8.  Financial Statements and Supplementary Data
  -------------------------------------------------------------------------

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Shareholders and Board of Directors of Kenan Transport Company:

      We have audited the accompanying consolidated balance sheets of Kenan Transport Company (a North Carolina corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenan Transport Company and subsidiary as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                               Arthur Andersen LLP




  Raleigh, North Carolina,
  February 19, 1999.

                           KENAN TRANSPORT COMPANY
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                         December 31
                                                  -------------------------
                                                     1998            1997
  -------------------------------------------------------------------------
  ASSETS
  ---------------------------------------------
  Current Assets
     Cash and cash equivalents                      $ 8,023        $ 3,422
     Accounts receivable, net                        10,441          8,020
     Operating supplies and parts                       572            521
     Prepaid tires                                    1,851          1,471
     Prepaid insurance, licenses and other            1,353            886
     Deferred income taxes                            2,164          1,747
                                                    -----------------------
         Total Current Assets                        24,404         16,067

  Operating Property
     Land                                             3,464          3,464
     Buildings and leasehold improvements            11,412         10,968
     Revenue equipment                               72,703         65,974
     Other equipment                                  6,490          4,755
                                                    -----------------------
                                                     94,069         85,161
     Accumulated depreciation and amortization      (36,444)       (32,922)
                                                    -----------------------
         Net Operating Property                      57,625         52,239

  Intangible Assets, net                             10,944          7,559
  Other Assets                                        1,671          1,250
                                                    -----------------------
                                                    $94,644        $77,115
                                                    =======================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ---------------------------------------------
  Current Liabilities
     Current maturities of long-term debt           $   --         $   500
     Capital lease obligations                        1,108            995
     Accounts payable                                 2,784          2,517
     Wages and employee benefits payable              9,331          6,641
     Claims payable                                   3,942          3,553
     Income taxes currently payable                     --             108
                                                    -----------------------
         Total Current Liabilities                   17,165         14,314

  Long-term Debt                                     10,000          2,000
  Capital Lease Obligations                           2,056          2,075
  Deferred Income Taxes                              11,243          9,358

  Shareholders' Equity
     Common stock; no par; 20,000,000 shares
        authorized; 2,421,562 and 2,394,780
        shares issued and outstanding                 4,400          3,096
     Deferred incentive compensation                   (956)           --
     Retained earnings                               50,736         46,272
                                                    -----------------------
                                                     54,180         49,368
                                                    -----------------------
                                                    $94,644        $77,115
                                                    =======================

  The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   KENAN TRANSPORT COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands except per share amounts)


                                                        Years Ended December 31
                                                   ---------------------------------
                                                     1998        1997        1996
------------------------------------------------------------------------------------
Operating Revenue                                  $130,046     $73,308     $68,795

Operating Expenses
   Wages and employee benefits                       65,845      36,804      34,580
   Fuel and other operating expenses                 27,286      15,248      14,024
   Depreciation and amortization                     10,402       6,962       6,598
   Taxes and licenses                                 7,039       4,482       4,261
   Insurance and claims                               5,075       2,692       2,502
   Equipment rents                                    5,269         658         586
                                                   ---------------------------------
                                                    120,916      66,846      62,551
                                                   ---------------------------------
Operating Income                                      9,130       6,462       6,244
   Interest expense                                    (762)        (40)        (20)
   Interest income and other expenses, net              301         174          30
                                                   ---------------------------------
Income before Provision for Income Taxes              8,669       6,596       6,254
   Provision for income taxes                         3,510       2,506       2,449
                                                   ---------------------------------
Net Income                                         $  5,159     $ 4,090     $ 3,805
                                                   =================================


Basic and Diluted Earnings per Share               $   2.14     $  1.71     $  1.59
                                                   =================================

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                   KENAN TRANSPORT COMPANY
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (In thousands)


                                Common Stock                                 Total
                              ----------------    Retained    Deferred    Shareholders'
                              Shares    Amount    Earnings  Compensation     Equity
                              --------------------------------------------------------
Balance, December 31, 1995     2,389    $2,996     $39,681     $  --         $42,677

Dividends                                             (639)                     (639)
Net income                                           3,805                     3,805
                           --------------------------------------------------------
Balance, December 31, 1996     2,389     2,996      42,847        --          45,843

Dividends                                             (665)                     (665)
Stock bonus award                  6       100                                   100
Net income                                           4,090                     4,090
                           --------------------------------------------------------
Balance, December 31, 1997     2,395     3,096      46,272        --          49,368

Dividends                                             (695)                     (695)
Stock bonus award                  6       197                                   197
Issuance of restricted stock      21       696                  (696)            --
Nonqualified stock option
   award                                   411                  (411)            --
Recognition of deferred
   compensation                                                  151             151
Net income                                           5,159                     5,159
                           --------------------------------------------------------
Balance, December 31, 1998     2,422    $4,400     $50,736     $(956)        $54,180
                              ========================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                  KENAN TRANSPORT COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                              Years Ended December 31
                                                        ---------------------------------
                                                           1998        1997        1996
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                            $ 5,159     $ 4,090     $ 3,805
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       10,402       6,962       6,598
      Deferred income taxes                                  390         171         551
      Common stock issued under incentive plan               197         100         --
      Amortization of deferred compensation                  151         --          --
      Other, net                                            (401)       (393)       (246)
      Changes in operating assets and liabilities
        net of effects from business acquisitions:
           Accounts receivable                              (478)     (3,032)        (43)
           Operating supplies and parts                      (51)       (108)         93
           Prepayments                                      (259)       (152)        146
           Accounts payable                                 (784)        796         288
           Wages and employee benefits payable             1,225       1,380         988
           Claims payable                                    389         144        (744)
           Income taxes currently payable                    (83)         56        (256)
                                                         --------------------------------
   Net cash provided by operating activities              15,857      10,014      11,180

Cash Flows from Investing Activities:
   Purchases of operating property, net                   (8,267)     (8,037)     (9,466)
   Business acquisitions                                  (7,880)    (11,446)        --
   Sales of short-term investments, net                      --          --        6,886
                                                         --------------------------------
   Net cash used in investing activities                 (16,147)    (19,483)     (2,580)

Cash Flows from Financing Activities:
   Borrowings under line of credit agreement               7,500       2,500         --
   Payments on note obligations                             (375)        --          --
   Principal payments on capital lease obligations        (1,539)       (125)        --
   Dividends                                                (695)       (665)       (639)
                                                         --------------------------------
   Net cash provided by (used in) financing activities     4,891       1,710        (639)
                                                         --------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents       4,601      (7,759)      7,961
Cash and Cash Equivalents at Beginning of Year             3,422      11,181       3,220
                                                         --------------------------------
Cash and Cash Equivalents at End of Year                 $ 8,023     $ 3,422     $11,181
                                                         ================================

Noncash Investing and Financing Activities:
   Liabilities assumed in business acquisitions          $ 4,048     $ 3,619     $   --
   Equipment acquired through capital leases               1,633         --          --

Supplemental Cash Flow Disclosures:
   Interest paid                                         $   597     $    38     $    21
   Income taxes paid                                       3,228       2,279       2,154

The Notes to Consolidated Financial Statements are an integral part of these statements.


                           KENAN TRANSPORT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Note 1 - Significant Accounting Policies
 ---------------------------------------------------------------
 Preparation of Financial Statements - The consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company ("Kenan") and its wholly-owned subsidiary, Petro-Chemical Transport, Inc.("PCT")(together referred to as the "Company.") All significant intercompany accounts and transactions have been eliminated.

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Certain reclassifications have been made to the 1997 and 1996 previously reported consolidated financial statements.

 Cash Equivalents and Short-Term Investments - The Company classifies investments maturing within three months from the date of purchase as cash equivalents. All investments at December 31, 1998 and 1997 were cash equivalents.

 Tires - The cost of replacement tires is included in operating supplies and parts in the accompanying consolidated balance sheets. When installed on revenue equipment, tire costs are included in prepayments and amortized over their useful life based on mileage.

 Operating Property - Operating property, including operating property under capital leases, is recorded at cost, net of tires and is depreciated or amortized over the estimated useful life of the related assets. Maintenance and repairs are charged to operating expenses as incurred; renewals and improvements are capitalized. Depreciation is computed on the straight-line method using lives of 3 to 15 years for revenue equipment, 15 to 40 years for buildings, remaining life of leases for leasehold improvements, and 2 to 10 years for other equipment.

 Claims Payable - Claims payable represents the estimated cost of open claims retained and paid by the Company under its insurance programs for workers' compensation, group medical, bodily injury and property damage. This estimate is based on historical information along with certain assumptions about future cash flows. Changes in assumptions for such things as medical costs, environmental hazards and legal actions, as well as changes in actual experience could cause this estimate to change. In the accompanying consolidated statements of income, workers' compensation costs are included in wages and employee benefits expenses, and other claims costs are included in claims and insurance expenses.

 Environmental Expenditures - The Company's operations require the storage of fuel for use in its tractors in both underground and aboveground tanks. The Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks and monitor facilities on an ongoing basis. These costs are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated.

 Income Taxes - The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

 Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives and for Hedging Activities." Statement No. 133 requires that upon adoption, all derivative instruments be recognized in the balance sheet at fair value, and that the changes in such fair values be recognized in earnings unless specific hedging criteria are met. The Company will adopt Statement No. 133 on January 1, 2000. The application of Statement No. 133 is not expected to have a significant impact on the Company's financial position or results of operations.



 Note 2 - Earnings Per Share
 ---------------------------------------------------------------
     In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" that requires all prior years presented to be restated. A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 is summarized in the table below (in thousands except per share amounts):

                                             1998        1997      1996
                                          -------------------------------
 Net income                                 $5,159      $4,090    $3,805
                                          ===============================

 Beginning shares outstanding                2,395       2,389     2,389
 Shares issued under executive
    incentive plans                             19           6       --
                                          -------------------------------
    Basic shares outstanding                 2,414       2,395     2,389

 Shares earned under executive
    incentive plan                             --            1         1
 Dilutive effect of stock options                1         --        --
                                          -------------------------------
    Diluted shares outstanding               2,415       2,396     2,390
                                          ===============================

 Basic and diluted earnings per share       $ 2.14      $ 1.71    $ 1.59
                                          ===============================

 Note 3 - Business Acquisitions
 ---------------------------------------------------------------
     On December 1, 1997, Kenan purchased the majority of the transportation assets of Transport South, Inc. ("TSI") for $11,446,000 in cash and entered into a long-term contract to provide transportation services to its parent, RaceTrac Petroleum, Inc., in the southeastern United States and Texas.

     On February 28, 1998, Kenan acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc. ("PCT"), a wholly-owned subsidiary of CITGO Petroleum Corporation. PCT is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The acquisition, net of cash acquired, required a cash investment totaling $7,880,000. The Company financed the acquisition through its line of credit facility.

     The acquisitions have been accounted for using the purchase method of accounting. The accompanying consolidated statements of income include the results of operations of TSI from December 1, 1997 and the results of operations of PCT from February 28, 1998. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisitions (goodwill) totaled $11,519,000 and is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over an average of 20 years on a straight-line basis.

     Goodwill at December 31, 1998 and 1997 was $11,519,000 and $7,591,000, respectively. Amortization expense was $543,000 in 1998 and $32,000 in 1997. Accumulated amortization at December 31, 1998 and 1997 was $575,000 and $32,000, respectively. The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions had occurred as of January 1, 1998 and 1997. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future (in thousands except per share amounts).

     Pro-Forma Information (unaudited)
     -------------------------------------------------------------------
                                                 Years Ended December 31
                                                 -----------------------
                                                     1998        1997
                                                 -----------------------
     Revenue                                       $136,884    $137,719
     Net income                                       5,338       6,124
     Basic and diluted earnings per share              2.21        2.56

 Note 4 - Long-term Debt
 ---------------------------------------------------------------
     At December 31, 1997, the Company's borrowings under a Bank Credit Agreement totaled $2,500,000 of which $500,000 was classified as currently payable based on management's intent to pay down such amount in 1998.

     On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line of Credit Facility with a bank. The agreement replaced the Company's previous $7,000,000 line of credit. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The agreement matures in March 2003. Interest under the agreement is at variable rates based on LIBOR plus an applicable margin. At December 31, 1998, the Company had $10,000,000 outstanding under the new credit facility. The credit agreement contains various financial covenants which the Company was in compliance with at December 31, 1998.

     On February 27, 1998, the Company entered into a simple interest rate swap agreement to manage interest costs and risks associated with changing interest rates. The agreement effectively changes a portion of the Company's interest rate exposure on the line of credit from a floating rate to a fixed rate. The agreement matures in March 2003. At December 31, 1998, the notional principal amount of this agreement totaled $7,000,000. The Company does not hold or issue derivative instruments for trading purposes.

     The Company agrees to exchange at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The average variable-rate during 1998 was 5.6% compared to a fixed-rate of 6.5%



 Note 5 - Fair Value of Financial Instruments
 ---------------------------------------------------------------
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, trade receivables, short-term borrowings and current portion of capital lease obligations: The carrying amounts approximate fair value.

     Long-Term Debt: The fair values approximate carrying value based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     Interest rate swaps: The fair value of the Company's interest rate swap agreement was based on the contract value obtained from the financial institution, the counterparty to the agreement. The fair market value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 1998, the Company would have paid approximately $260,000 to terminate the agreement. The Company uses an interest rate swap agreement to manage exposure to interest rate fluctuations.

     Letters of credit: The Company utilizes third party letters of credit to guarantee certain casualty insurance activities. The letters reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract/fair value of the letters of credit at December 31, 1998 and 1997 were $3,554,000 and $2,666,000, respectively.



 Note 6 - Income Taxes
 ---------------------------------------------------------------
     Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and assets at December 31, 1998 and 1997 were as follows (in thousands):

                                             1998       1997
                                          --------------------
     Liabilities
        Depreciation                       $11,944    $10,012
        Prepaid tires                          703        558
        Other                                  557        429
                                          --------------------
           Deferred tax liabilities         13,204     10,999

     Assets
        Claims payable                       1,497      1,349
        Capital lease obligations            1,201      1,165
        Employee benefits                    1,101        701
        Other                                  326        173
                                          --------------------
           Deferred tax assets               4,125      3,388
                                          --------------------
           Net deferred tax liability      $ 9,079    $ 7,611
                                          ====================

     The provision for income taxes consist of the following (in thousands):

                                             1998       1997       1996
                                          -------------------------------
     Currently payable
        Federal                             $2,650     $1,949     $1,568
        State                                  470        386        330
                                          -------------------------------
                                             3,120      2,335      1,898
     Deferred                                  390        171        551
                                          -------------------------------
                                            $3,510     $2,506     $2,449
                                          ===============================

     The statutory federal income tax rates differ from the effective income tax rates as follows:
                                             1998       1997       1996
                                          -------------------------------
 Statutory federal income tax rate           34.0%      34.0%      34.0%
 Increase (decrease) in tax rate
   resulting from:
     State income taxes, net of federal
       tax benefit                            4.2        4.1        4.0
     Other items, net                         2.3        (.1)       1.2
                                          -------------------------------
 Effective income tax rate                   40.5%      38.0%      39.2%
                                          ===============================


 Note 7 - Leases, Other Commitments and Contingencies
 ---------------------------------------------------------------
     Certain terminal facilities, office space and equipment, and revenue equipment are rented under operating leases expiring at various dates through 2006. Rent expense charged against income for years ended December 31, 1998, 1997 and 1996 was $5,269,000, $658,000 and $586,000,
 respectively.

     Revenue equipment financed by capital leases is included in operating property as follows (in thousands):

                                               December 31
                                           -------------------
                                             1998       1997
                                           -------------------
 Revenue equipment                          $3,396     $2,576
 Less accumulated amortization                 458         67
                                           -------------------
 Net capital lease assets                   $2,938     $2,509
                                           ===================

     The following is a schedule by year of future minimum lease payments at December 31, 1998 (in thousands):
                                           Capital   Operating
                                            Leases     Leases
                                           -------------------
           1999                             $1,275     $1,776
           2000                                643        525
           2001                                600        393
           2002                                402         53
           2003                                700         29
           Thereafter                          --          66
                                           -------------------
     Total minimum lease payments            3,620     $2,842
     Less amount representing                         ========
       interest at 5% to 7% and taxes          456
                                           --------
     Present value of net minimum
       lease payments                        3,164
     Less current portion                    1,108
                                           --------
     Long-term obligations                  $2,056
                                           ========

     On December 22, 1998, the Company entered into a lease commitment (the "Lease Commitment") to facilitate the financing of tractors having an expected acquisition cost of $3,921,000. The Lease Commitment expires March 31, 1999 and provides repayment periods of 36, 48 and 60 months. The interest rate is based on two-year Treasury Notes and the one-year LIBOR rate as published by the Wall Street Journal on the funding date. At December 31, 1998, the Company had $2,300,000 remaining under the commitment.

     The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the financial statements of the Company.



 Note 8 - Retirement Plans
 ---------------------------------------------------------------
     The Company has a Profit-Sharing Retirement Plan covering all employees. Contributions are determined annually by the Compensation Committe of the Board of Directors. The Plan is funded currently and contributions expensed were $2,004,000 (1998), $1,349,000 (1997) and
 $1,173,000 (1996).

     The Company has a Supplemental Executive Retirement Plan (SERP) to replace retirement benefits lost by certain officers under the Tax Reform Act of 1986. The SERP is an unfunded deferred compensation plan with benefits payable upon retirement, death or other termination of employment under provisions similar to those of the Profit-Sharing Retirement Plan. Net amounts expensed under the SERP were $179,000
 (1998), $143,000 (1997) and $127,000 (1996).



 Note 9 - Incentive Plans
 ---------------------------------------------------------------
                        1994 Stock Bonus Plan
                        ---------------------
      In 1994, the Company implemented the 1994 Stock Bonus Plan (the "1994 Plan") that provided key employees with an opportunity to earn up to 56,600 shares of common stock over a ten-year period if targeted increases in net income were attained. On August 3, 1998, the 1994 Plan was terminated. Under the 1994 Plan, 5,283 shares of stock were earned in 1996 and issued in March of 1997 increasing common stock by $100,000 in 1997. There were 5,682 shares of stock earned in 1997 and issued in 1998 increasing common stock by $197,000. A total of 22,123 shares was issued under the 1994 Plan. There would be no impact on reported net income from applying the disclosure requirements of SFAS 123 "Accounting for Stock-Based Compensation." Compensation expense related to the 1994 Plan was recognized in the year earned.

                    1998 Long-Term Incentive Plan
                    -----------------------------
      On May 4, 1998, shareholders approved the Company's 1998 Long-Term Incentive Plan (the "1998 Plan"), which is intended to provide long-term incentives for key employees while encouraging optimum growth in Company profits. The 1998 Plan provides for grant awards in the form of stock options, stock appreciation rights, restricted stock and performance shares of up to 450,000 shares of common stock.


      Stock Options
      -------------
      Under the 1998 Plan, options to purchase shares of common stock may be granted at not less than 100% of the fair market value at the date of grant, or 110% of fair market value in the case of any employee who holds more than 10% of the combined voting power of the Company's common stock as of the date of grant if the option is designated as an incentive option. Options have a ten-year term with vesting periods of one to five years from the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

      During the first quarter of 1998, 328,900 nonqualified stock options were awarded to key employees. Between the date of the grant and approval of the 1998 Plan at the May 4, 1998, Annual Meeting of Shareholders, the price of the Company's stock increased $1.25 per share. Under APB Opnion No. 25, the Company recognizes compensation expense for any difference between fair market value and exercise price at the date of grant over the five-year vesting period. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets. Compensation expense relating to the stock options totaled $55,000 in 1998.

      A summary of the Company's stock option activity and related information for the year ended December 31, 1998 is as follows:

                                            1998
                                 ---------------------------
                                 Options    Weighted-Average
                                 (000's)     Exercise Price
                                 ---------------------------
 Outstanding, beginning of year       0
 Granted                            329           $32
 Exercised                            0
 Forfeited                            0
                                 ---------------------------
 Outstanding, end of year           329           $32
                                 ===========================

      The following is a summary of options outstanding as of December 31, 1998:

                        Outstanding Options         Exercisable Options
                  --------------------------------  -------------------
                                Weighted-Average
                           -----------------------            Weighted
                             Remaining                        Average
     Exercise      Number   Contractual   Exercise   Number   Exercise
   Price Range     (000's)      Life        Price    (000's)    Price
 ----------------------------------------------------------------------
 $31.75 - $32.00     329     10 years       $32         0        --


      Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 23.9%; weighted-average expected life of options of 3.5 years; risk-free interest rate of 5.42% - 5.63%; dividend yield of 1%. Using these assumptions, the fair value of stock options granted in 1998 is $2,706,000, or $8.23 per share that would be amortized as compensation over the five-year vesting period. Had compensation cost relating to options awarded under the Plan been determined based upon the fair market value at the grant date consistent with the method described in SFAS 123, the Company's pro forma net income and earnings per share would have been as follows:

                                                        1998
 ---------------------------------------------------------------
 Pro forma net income (in thousands)                   $4,698
 Pro forma basic and diluted earnings per share        $ 1.95

 The option valuation models require the input of highly subjective assumptions. In management's opinion, the models do not necessarily provide a reliable single measure of the fair value of stock options.


      Restricted Stock
      ----------------
      During the first quarter of 1998, the Company awarded 21,100 shares of restricted stock to executive officers under the 1998 Plan. Plan participants are entitled to cash dividends and to vote their respective shares. The sale or transfer of the shares is limited during the restricted period. The value of such stock was established by the market price on the date of grant. Restrictions on the shares expire ratably over a five-year vesting period.

      Unearned compensation was charged for the market value of the restricted shares as these shares were issued. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period. During 1998, $96,000 was charged to expense relating to the restricted stock awards.



 Note 10 - Nature of Business and Concentration of Credit Risk
 ---------------------------------------------------------------
      The Company transports commodities in bulk for the petroleum and chemical industries throughout the United States, and its customers include international corporations in these industries. A single customer accounted for 19% of the Company's revenue in 1998. In 1997 and 1996, a single customer accounted for 11% of the Company's revenue. Concentration of credit risks to the Company consists primarily of trade receivables from petroleum and chemical companies. The Company maintains an allowance for doubtful accounts, which totaled $425,000 and $313,000 at December 31, 1998 and 1997, respectively, to cover estimated credit losses.

      The Company operates in one industry segment: the transportation of petroleum, propane gas and chemicals in the tank truck industry.



 Note 11 - Summary of Quarterly Financial Information (Unaudited)
 ---------------------------------------------------------------

                                      (In thousands)            Basic and
                             ---------------------------------   Diluted
                             Operating    Operating      Net     Earnings
     Quarter                  Revenue       Income      Income   Per Share
 -------------------------------------------------------------------------
   1998
     First                     $28,481      $2,031      $1,175      $.49
     Second                     34,107       2,178       1,154       .48
     Third                      34,104       2,213       1,241       .51
     Fourth                     33,354       2,708       1,589       .66

   1997
     First                     $17,746      $1,541      $  976      $.41
     Second                     17,233       1,230         810       .34
     Third                      17,450       1,314         834       .35
     Fourth                     20,879       2,377       1,470       .61

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
 -------------------------------------------------------------------------
         None



                               PART III


 Item 10.  Directors and Executive Officers of the Registrant
 -------------------------------------------------------------------------
     Information with respect to directors required by Item 401 of Regulation S-K, appearing under the heading "Election of Directors" in the Registrant's proxy statement dated March 30, 1999 for the Annual Meeting of Shareholders to be held May 3, 1999, is incorporated herein by reference. Information with respect to executive officers required by
 Item 401 of Regulation S-K is included as Item 4(a) in Part I.

     Information with respect to directors and executive officers required by Item 405 of Regulation S-K, appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Registrant's proxy statement dated March 30, 1999 for the Annual Meeting of Shareholders to be held May 3, 1999, is incorporated herein by reference.


 Item 11.  Executive Compensation
 -------------------------------------------------------------------------
     Information with respect to executive compensation required by Item 402 of Regulation S-K, appearing under the heading "Compensation and Related Matters" in the Registrant's proxy statement dated March 30, 1999 for the Annual Meeting of Shareholders to be held May 3, 1999, is incorporated herein by reference.


 Item 12.  Securities Ownership of Certain Beneficial Owners and
           Management
 -------------------------------------------------------------------------
     Information with respect to securities ownership of certain beneficial owners and management required by Item 403 of Regulation S-K, appearing under the headings "Principal Shareholders" and "Security Ownership of Management" in the Registrant's proxy statement dated March 30, 1999 for the Annual Meeting of Shareholders to be held May 3, 1999, is incorporated herein by reference.


 Item 13.  Certain Relationships and Related Transactions
 -------------------------------------------------------------------------
     Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K, appearing under the heading "Compensation Committee Interlocks and Insider Participation" in the Registrant's proxy statement dated March 30, 1999 for the Annual Meeting of Shareholders to be held May 3, 1999, is incorporated herein by reference.

                              PART IV


 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

 (a)(1)    Financial Statements
           --------------------
           The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Consolidated Form 10-K.


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


     Date:       March 22, 1999


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     Signature                          Title                     Date
 ------------------------    ---------------------------   --------------

 Principal Financial Officer:

 /s/ William L. Boone        Vice President-Finance;       March 22, 1999
 ------------------------    Secretary; Treasurer
 William L. Boone



 Controller or Principal
    Accounting Officer:

 /s/ J. Earl Cowan           Controller                    March 22, 1999
 ------------------------
 J. Earl Cowan

      Signature                         Title                    Date
 ------------------------    --------------------------    ---------------
 Directors:

 /S/ Thomas S. Kenan, III    Chairman of the Board         March 22, 1999
 ------------------------    of Directors
 Thomas S. Kenan, III


 /S/ Owen G. Kenan           Vice Chairman of the          March 22, 1999
 ------------------------    Board of Directors
 Owen G. Kenan


 /S/ William O. McCoy        Director                      March 22, 1999
 ------------------------
 William O. McCoy


 /S/ Paul J. Rizzo           Director                      March 22, 1999
 ------------------------
 Paul J. Rizzo


 /S/ William C. Friday       Director                      March 22, 1999
 ------------------------
 William C. Friday


 /S/ Braxton Schell          Director                      March 22, 1999
 ------------------------
 Braxton Schell


 /S/ Kenneth G. Younger      Director                      March 22, 1999
 ------------------------
 Kenneth G. Younger

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page No.
 Financial Statements                                       in Form 10-K
 ---------------------------------------------------------  ------------


 Report of Independent Public Accountants relating to the
    Consolidated Financial Statements and Notes thereto             14

 Consolidated Balance Sheets - December 31, 1998 and 1997           15

 Consolidated Statements of Income -
    For the Years Ended December 31, 1998, 1997 and 1996            16

 Consolidated Statements of Shareholders' Equity -
    For the Years Ended December 31, 1998, 1997 and 1996            17

 Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 1998, 1997 and 1996            18

 Notes to Consolidated Financial Statements                      19-28

                         INDEX TO EXHIBITS


 Exhibit No.                          Description
 -----------     ------------------------------------------------------
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

                         INDEX TO EXHIBITS - continued -


 Exhibit No.                       Description
 -----------     ---------------------------------------------------------
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



         Management Contracts or Compensatory Plans or Arrangements
                        Exhibits 10(a) - 10(h)

   10(a) Supplemental Executive Retirement Plan, effective January 1, 1990, filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1990, which is incorporated herein by reference to such Form 10-K.

   10(b)         1994 Stock Bonus Plan effective January 1, 1994, filed as
                 Exhibit 10(b) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, which is incorporated herein by reference to such Form 10-Q.

   10(c) Senior Managers' Life Insurance Plan, effective April 1, 1996, filed as Exhibit 10.A to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1997, which is incorporated herein by reference to such Form 10-Q.

                         INDEX TO EXHIBITS - continued -


 Exhibit No.                       Description
 -----------     ---------------------------------------------------------
   10(d)         Senior Management Severance Plan, effective May 5, 1997,
                 filed as Exhibit 10.A to the Registrant's Form 10-Q
                 Quarterly Report for the quarter ended June 30, 1997, which is incorporated herein by reference to such Form
                 10-Q.

   10(e) 1998 Long-Term Incentive Plan, effective January 29, 1998, filed as Exhibit 10 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1998, which is incorporated herein by reference to such Form 10-Q.

   10(f) Amendment to the 1998 Long-Term Incentive Plan, effective January 1, 1999.

   10(g) Amendment to the Senior Managers' Life Insurance Plan, effective January 1, 1999.

   10(h)         Executive Bonus Award Plan, effective January 1, 1999.



                 Material Contracts  Exhibits 10(i) - 10(k)

   10(i) Credit Agreement between First Union National Bank and the Registrant dated May 22, 1984, filed as Exhibit 4(b) to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1984, which is incorporated herein by reference to such Form 10-Q.

   10(j) Loan Agreement between First Union National Bank and the Registrant dated February 13, 1998, filed as Exhibit 10(h) to the Registrant's Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference to such Form 10-K.

   10(k) Promissory Note between First Union National Bank and the Registrant dated February 13, 1998, filed as Exhibit 10(i) to the Registrant's Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference to such Form 10-K.


   21            Subsidiaries of the Registrant


   23            Consent of Independent Public Accountants.


   27            Financial Data Schedule for the year ended December 31,
                 1998.