Form 10-Q
period 1999-03-31
KENAN TRANSPORT CO
filed 1999-05-12
CIK 745379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended         March 31, 1999
                                            -------------------------
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

                             Yes   X           No
                                 -------          -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at April 30, 1999
      --------------------------         -----------------------------
      Common stock, no par value                    2,421,562

                         KENAN TRANSPORT COMPANY

                                 INDEX


                                                                     Page
                                                                     ----
Part I - Financial Information

    Consolidated Balance Sheets as of March 31, 1999 and
    December 31, 1998                                                  1

    Consolidated Statements of Income for the three months
    ended March 31, 1999 and 1998                                      2

    Consolidated Statements of Cash Flows for the three
    months ended March 31, 1999 and 1998                               3

    Notes to Consolidated Financial Statements                     4 - 5

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            6 - 9



Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                         10

    Signatures                                                        11

    Index to Exhibits                                                 12

                     PART I - FINANCIAL INFORMATION

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

                                                March 31,    December 31,
                                                  1999          1998
ASSETS                                        (Unaudited)      (Note 1)
-------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                      $ 9,696        $ 8,023
   Accounts receivable, net                         9,379         10,441
   Operating supplies and parts                       572            572
   Prepayments
     Tires                                          1,889          1,851
     Insurance, licenses and other                  1,517          1,353
     Deferred income taxes                          2,164          2,164
                                                 ------------------------
        Total Current Assets                       25,217         24,404

Operating Property
   Land                                             3,464          3,464
   Buildings and leasehold improvements            11,453         11,412
   Revenue equipment                               73,755         72,703
   Other equipment                                  6,651          6,490
                                                 ------------------------
                                                   95,323         94,069
   Accumulated depreciation                       (38,015)       (36,444)
                                                 ------------------------
        Net Operating Property                     57,308         57,625

Intangible Assets, Net                             10,800         10,944
Other Assets                                        1,670          1,671
                                                 ------------------------
                                                  $94,995        $94,644
                                                 ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
Current Liabilities
   Capital lease obligations                      $ 1,052        $ 1,108
   Accounts payable                                 2,604          2,784
   Wages and employee benefits payable              5,833          9,331
   Claims payable                                   4,228          3,942
   Income taxes payable                               744            --
                                                ------------------------
        Total Current Liabilities                  14,461         17,165

Long-Term Debt                                     10,000         10,000
Capital Lease Obligations                           3,924          2,056
Deferred Income Taxes                              11,243         11,243

Stockholders' Equity
   Common stock; no par; 20,000,000 shares
     authorized; 2,421,562 and 2,400,462
     shares issued and outstanding                  4,400          4,400
   Deferred incentive compensation                   (898)          (956)
   Retained earnings                               51,865         50,736
                                                 ------------------------
                                                   55,367         54,180
                                                 ------------------------
                                                  $94,995        $94,644
                                                 ========================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended March 31, 1999 and 1998
           (Unaudited and in thousands except per share amounts)


                                                   1999           1998
------------------------------------------------------------------------
Operating Revenue                                 $33,961        $28,481

Operating Expenses
   Wages and employee benefits                     17,550         14,277
   Fuel and other operating expenses                7,055          6,079
   Depreciation and amortization                    2,669          2,507
   Taxes and licenses                               1,874          1,653
   Claims and insurance                             1,378          1,011
   Equipment rents                                  1,405            923
                                                 ------------------------
                                                   31,931         26,450
                                                 ------------------------
Operating Income                                    2,030          2,031
Interest Expense                                     (201)          (138)
Interest Income and Other Expenses, Net               310             33
                                                 ------------------------
Income before Provision for Income Taxes            2,139          1,926
Provision for Income Taxes                            834            751
                                                 ------------------------
Net Income                                        $ 1,305        $ 1,175
                                                 ========================



Weighted average number of shares
   outstanding                                      2,422          2,400



Basic and diluted earnings per share              $   .54        $   .49

Operating ratio                                      94.0%          92.9%

Dividends paid per share                          $ .0725        $ .0700



The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1999 and 1998
                   (Unaudited and dollars in thousands)


                                                    1999          1998
------------------------------------------------------------------------
Cash Provided by (Applied to):
   Operations                                     $ 2,354        $ 2,990
   Purchases of operating property, net               (29)        (1,009)
   Business acquisition                               --          (7,863)
   Debt and lease obligations, net                   (476)         7,232
   Dividends                                         (176)          (168)
                                                 ------------------------
Net Increase in Cash and Cash Equivalents           1,673          1,182
Beginning Cash and Cash Equivalents                 8,023          3,422
                                                 ------------------------

Ending Cash and Cash Equivalents                  $ 9,696        $ 4,604
                                                 ========================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                         KENAN TRANSPORT COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   Basis of Presentation
---------------------------
    The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company and its wholly-owned subsidiary, Petro-Chemical Transport, Inc. All significant intercompany accounts and transactions have been eliminated.

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date.

    The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.



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



3.   Business Acquisitions
---------------------------
    On February 28, 1998, the Company acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc. (PCT), a wholly owned subsidiary of CITGO Petroleum Corporation. PCT is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The acquisition, net of cash acquired, required a cash investment totaling $7,880,000. The Company financed the acquisition through its line of credit facility.

    The acquisition has been accounted for using the purchase method of accounting. The accompanying consolidated statements of income include results of operations of PCT beginning March 1, 1998. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisition (goodwill) is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 20 years on a straight-line basis.

                         KENAN TRANSPORT COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)


    The following unaudited pro forma summary presents the consolidated results of operations of the Company for the first quarter of 1999 and 1998, as if the acquisition had occurred as of January 1, 1998. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1998 or of results that may occur in the future (dollars in thousands except per share amounts).

    Pro-Forma Information (unaudited)
    --------------------------------------------------------------------
                                                     1999        1998
                                                  ----------------------
    Revenue                                         $33,961     $34,180
    Net income                                        1,305       1,324
    Basic and diluted earnings per share                .54         .55



4.   Long-Term Debt
--------------------
    The Company has an unsecured $20,000,000 Reducing Line of Credit Facility with a bank. The agreement replaces the Company's previous $7,000,000 line of credit. Funds available under the line reduces $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The agreement matures in March 2003. Interest under the agreement is at variable rates based on LIBOR plus an applicable margin. At March 31, 1999 and 1998, the Company had $10,000,000 outstanding under the new credit facility. At March 31, 1998, the Company had $375,000 payable under a short-term note obligation assumed in the acquisition of Petro-Chemical Transport, Inc. The short-term note was paid in April of 1998.

    The Company has entered into a simple interest rate swap agreement to manage interest costs and risks associated with changing interest rates. The agreement effectively changes a portion of the Company's interest rate exposure on the line of credit from a floating rate to a fixed rate. The agreement matures in March 2003. At March 31, 1999, the notional principal amount of this agreement totaled $7,000,000. The Company does not hold or issue derivative instruments for trading purposes.

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



Results of Operations

    Revenue for the first quarter of 1999 was $33,961,000 compared to $28,481,000 for the first quarter of 1998. Net income was $1,305,000 compared to $1,175,000 in 1998. Earnings per share were $.54 compared to $.49 during the same period last year.

    First quarter revenue increased $5,480,000 (19%) over the first quarter of 1998. The revenue growth was driven by the Company's acquisition of the stock of Petro-Chemical Transport, Inc. (PCT) on February 28, 1998. First quarter revenue attributable to PCT was $10,595,000 in 1999 compared to $3,381,000 in 1998. Demand for gasoline and chemicals was flat during the first quarter. In addition, the mild winter weather affected demand for propane gas and other heating fuels in the quarter. Miles operated increased 10% from the first quarter of 1998.

    Operating expenses for the first quarter of 1999 increased $5,481,000 (21%) over 1998 levels. The increase in operating expenses was primarily attributable to the inclusion of PCT's operation for the full quarter in 1999 and the resulting increase in miles operated. As a percentage of revenue, wages and employee benefits expense increased to 51.7% from 50.1% due to increased driver wages and higher benefit costs. Insurance and claims expensed increased to 4.1% from 3.5% due to higher claims experience in 1999. As a percentage of revenue, an increase in equipment rents was offset by lower relative depreciation costs. The Company's operating ratio for the quarter was 94.0% compared to 92.9% in 1998.

    The average balance of outstanding debt and capital lease obligations during the first quarter of 1999 and 1998 were approximately $13,668,000 and $9,208,000, respectively. Interest expense was $201,000 for the first quarter of 1999 compared to $138,000 in 1998.

    The $277,000 increase in interest income and other expenses was primarily attributable to the Company's sale of older trailer equipment.



Liquidity and Capital Resources

    At March 31, 1999, cash and cash equivalents totaled $9,696,000, an increase of $1,673,000 from the end of 1998. Working capital of $10,756,000 was up $3,517,000 from year-end 1998, and the current ratios were 1.74 and 1.42, respectively. At March 31, 1999, the Company had outstanding debt and capital lease obligations totaling $14,976,000 compared to $13,164,000 at December 31, 1998.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               (continued)


    Cash and cash equivalents have increased $5,092,000 from March 31, 1998. The Company has second quarter cash commitments of approximately $2,500,000 for tractor replacements. Management believes that cash flows from operations and the Company's bank line of credit will be sufficient to fund these planned expenditures as well as 1999 working capital requirements, expansion opportunities and other corporate needs.



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



Year 2000

The "Year 2000" issue results from computer systems that store and process data using two-digit fields to represent the year rather than four-digit fields. Consequently, some computer systems may not process dates beyond 1999. Businesses are at risk of computer system failures that may cause disruptions in their operations. Computer systems termed Year 2000 compliant have been tested and certified to correctly process dates beyond the year 2000.

Kenan's information technology ("IT") systems include financial and operational software and hardware. The Company has completed an assessment of its critical IT systems and the majority are Year 2000 compliant. The Company is in the process of correcting all remaining critical IT systems with implementation of solutions expected by June 30, 1999. All non-critical IT systems, such as desktop hardware and software, are scheduled to be made Year 2000 compliant by September 30, 1999.

The Company's non-IT systems consist primarily of embedded technology in tractors, telephone equipment and office equipment. All testing and remediation is scheduled to be completed by June 30, 1999.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               (continued)


The total cost for remediation of IT and embedded technology systems is estimated to be $258,000. As of March 31, 1999, the Company has incurred and expensed approximately $124,000 related to Year 2000 readiness. These cost estimates include internal and external labor for remediation and testing of the Company's systems. Overall, management believes that the cost will not be material and the Year 2000 will not pose significant operational problems for the Company's internal systems.

The Company is also continuing its assessment of the Year 2000 readiness of selected third parties (key suppliers and customers) with whom it has material relationships. The goal is to ensure that no interruptions of service will occur as a result of Year 2000 issues at those companies on which the Company's business is materially dependent. The Company will continue to monitor the progress of those third parties and formulate contingency plans where necessary if significant exposures are identified. While the Company's investigations and assessments have not revealed a material third party that is not expecting to be Year 2000 compliant, a failure of the Company's key suppliers, customers or other third party to adequately address their Year 2000 readiness could adversely affect the Company's business.

    The most likely worst case scenario for Kenan Transport is that the Company would be unable to operate for a number of days due to general public infrastructure failures, utilities and telecommunication failures, internal equipment failures, or failure at external loading racks or retail store outlets. The inability of the Company to operate would result in a loss of revenues, partially mitigated by reduced cost.

    We believe that we have an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the unusual nature of the Year 2000 issue, it is difficult to predict with certainty what will happen after December 31, 1999.



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


                                 Page

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               (continued)


The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 1999, the Company would have paid approximately $154,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the interest rate swap agreement would decrease by approximately $238,000.



Forward-Looking Statements

Statements in this document that are not historical facts are hereby identified as forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Securities Act of 1934 and Section 27A of the Securities Act of 1933. The Company cautions readers that such forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company are estimates reflecting the best judgement of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

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

  (b) The following reports on Form 8-K have been filed during the quarter ended March 31, 1999:

          None

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      May 12, 1999                      BY:/s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                            INDEX TO EXHIBITS


The exhibits filed as part of this report are listed below:


    Exhibit
     Number                        Description
   ---------    --------------------------------------------------------
      11        Statement Re Computation of Per Share Earnings

      27        Financial Data Schedule for the quarter ending March 31,
                1999.