Form 10-Q
period 1999-06-30
KENAN TRANSPORT CO
filed 1999-08-13
CIK 745379

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the quarterly period ended    June 30, 1999
                                              -----------------
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934


Commission File Number    0-12058
                          -------

                            KENAN TRANSPORT COMPANY
              ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             North Carolina                     56-0516485
     -------------------------------         --------------------
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

                         Yes    X        No
                              -----          -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at July 31, 1999
          ---------------------------    --------------------------------
           Common stock, no par value             2,421,562

                              KENAN TRANSPORT COMPANY

                                       INDEX
                                                                       Page
                                                                     --------
Part I - Financial Information

        Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998                                             1

        Consolidated Statements of Income for the three
           and six months ended June 30, 1999 and 1998                   2

        Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998                       3

        Notes to Consolidated Financial Statements                     4 - 6

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7 - 9



Part II - Other Information

        Item 4 - Submission of Matters to a Vote of
           Security Holders                                             10

        Item 6 - Exhibits and Reports on Form 8-K                       10

        Signatures                                                      11

        Index to Exhibits                                               12

                            PART I - FINANCIAL INFORMATION

                               KENAN TRANSPORT COMPANY
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

                                              June 30,           December 31,
                                                1999                 1998
ASSETS                                       (Unaudited)           (Note 1)
-----------------------------------------------------------------------------
Current Assets
    Cash and cash equivalents                 $    12,685          $     8,023
    Accounts receivable, net                        9,683               10,441
    Operating supplies and parts                      598                  572
    Prepayments
        Tires                                       1,948                1,851
        Insurance, licenses and other               1,598                1,353
        Deferred income taxes                       2,134                2,164
                                            -----------------------------------
           Total Current Assets                    28,646               24,404

Operating Property
    Land                                            3,464                3,464
    Buildings and leasehold improvements           11,457               11,412
    Revenue equipment                              74,149               72,703
    Other equipment                                 6,785                6,490
                                            -----------------------------------
                                                   95,855               94,069
    Accumulated depreciation                      (38,822)             (36,444)
                                            -----------------------------------
        Net Operating Property                     57,033               57,625

Intangible Assets, Net                             10,656               10,944
Other Assets                                        1,884                1,671
                                            -----------------------------------
                                              $    98,219          $    94,644
                                            ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current Liabilities
    Capital lease obligations                 $     1,025          $     1,108
    Accounts payable                                3,717                2,784
    Wages and employee benefits payable             7,520                9,331
    Claims payable                                  4,439                3,942
    Income taxes payable                              166                   --
                                            -----------------------------------
        Total Current Liabilities                  16,867               17,165

Long-Term Debt                                     10,000               10,000
Capital Lease Obligations                           3,650                2,056
Deferred Income Taxes                              11,394               11,243

Stockholders' Equity
    Common stock; no par; 20,000,000 shares
        authorized; 2,421,562 shares issued
        and outstanding                             4,400                4,400
    Deferred incentive compensation                  (842)                (956)
    Retained earnings                              52,750               50,736
                                            -----------------------------------
                                                   56,308               54,180
                                            -----------------------------------
                                              $    98,219          $    94,644
                                            ===================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                              KENAN TRANSPORT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited and in thousands except per share amounts)


                                         Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         --------------------  -----------------
                                          1999       1998       1999      1998
--------------------------------------------------------------------------------

Operating Revenue                        $34,016  $34,107      $67,977  $62,588

Operating Expenses
    Wages and employee benefits           17,776   17,452       35,326   31,729
    Fuel and other operating expenses      7,136    7,236       14,191   13,315
    Depreciation and amortization          2,678    2,608        5,347    5,115
    Taxes and licenses                     1,835    1,822        3,709    3,475
    Claims and insurance                   1,404    1,301        2,782    2,312
    Equipment rents                        1,359    1,510        2,764    2,433
--------------------------------------------------------------------------------
                                          32,188   31,929       64,119   58,379
--------------------------------------------------------------------------------
Operating Income                           1,828    2,178        3,858    4,209

Interest Expense                            (241)    (229)        (442)    (367)
Interest Income and Other Expenses, Net      171       31          481       64
--------------------------------------------------------------------------------
Income before Provision for Income Taxes   1,758    1,980        3,897    3,906
Provision for Income Taxes                   692      826        1,526    1,577
--------------------------------------------------------------------------------
Net Income                                $1,066   $1,154       $2,371  $ 2,329
================================================================================


Basic and diluted earnings per share      $  .44   $  .48       $  .98   $  .97

Operating ratio                             94.6%    93.6%        94.3%    93.3%

Dividends paid per share                  $.0725   $.0700       $.1450   $.1400



The Notes to Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                       (Unaudited and dollars in thousands)


                                                        1999        1998
----------------------------------------------------------------------------

Cash Provided by (Applied to):
    Operations                                     $    8,084   $   6,045
    Purchases of operating property, net               (2,288)     (5,100)
    Business acquisition                                   --      (7,880)
    Debt and capital lease obligations, net              (777)      6,231
    Dividends                                            (357)       (343)
----------------------------------------------------------------------------
Net Increase (Decrease) in Cash
    and Cash Equivalents                                4,662      (1,047)
Beginning Cash and Cash Equivalents                     8,023       3,422
----------------------------------------------------------------------------
Ending Cash and Cash Equivalents                   $   12,685   $   2,375
============================================================================



The Notes to Consolidated Financial Statements are an integral part of these statements.

                                KENAN TRANSPORT COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.      Basis of Presentation
------------------------------
        The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company and its wholly owned subsidiary, Petro-Chemical Transport, Inc. All significant intercompany accounts and transactions have been eliminated.

        The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

        The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date.

        The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


2.       Recent Accounting Pronouncements
------------------------------------------
        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that upon adoption all derivative instruments be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will adopt the Statement when required on January 1, 2001. The application of Statement 133 is not expected to have a significant impact on the Company's financial position or results of operations.


3.      Business Acquisitions
------------------------------
     On February 28, 1998, the Company acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc. (PCT), a wholly owned subsidiary of CITGO Petroleum Corporation. PCT is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The acquisition, net of cash acquired, required a cash investment totaling $7,880,000. The Company financed the acquisition through its line of credit facility.

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

                                    KENAN TRANSPORT COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)



        The following unaudited pro forma summary presents the consolidated results of operations of the Company for the first and second quarters of 1999 and 1998, as if the acquisition had occurred as of January 1, 1998. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1998 or of results that may occur in the future (dollars in thousands except per share amounts).


        Pro-Forma Information (unaudited)
        -----------------------------------------------------------------

                                   Three Months Ended          Six Months Ended
                                       June 30                     June 30
                                 -------------------          -----------------
                                  1999          1998         1999          1998
        -----------------------------------------------------------------------
        Revenue                  $34,016       $34,107     $67,977      $69,267
        Net income                 1,066         1,154       2,371        2,535
        Basic and diluted
          earnings per share         .44           .48         .98         1.05


4.      Earnings Per Share
---------------------------
        A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share is presented in the table below (in thousands, except per share amounts):


                                  Three Months Ended          Six Months Ended
                                       June 30                    June 30
                                  -------------------         -----------------
                                     1999         1998          1999       1998
                                -----------------------------------------------

        Net Income               $   1,066     $   1,154     $  2,371   $  2,329
                                ===============================================

        Weighted Average Shares:
          Basic weighted
            average shares           2,422         2,414        2,422      2,404
          Dilutive effect of
            stock options               --             3           --          1
                                ------------------------------------------------
          Diluted weighted
             average shares          2,422         2,417        2,422      2,405
                                ================================================
        Basic and diluted
          earnings per share     $    0.44     $    0.48     $   0.98    $  0.97

                                   KENAN TRANSPORT COMPANY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (continued)



5.      Long-Term Debt
-----------------------
        The Company has an unsecured $20,000,000 Reducing Line-of-Credit Facility. The facility replaces the Company's previous $7,000,000 line-of-credit. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The facility matures in March 2003. Interest under the facility is variable based on LIBOR plus an applicable margin. At June 30, 1999 and December 31, 1998, the Company had $10,000,000 outstanding under the new credit facility.

        The Company has entered into a simple interest rate swap agreement to manage costs and risks associated with changing interest rates. Under the agreement, the Company exchanges at specific intervals the difference between the fixed rate and variable rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The agreement effectively changes a portion of the Company's interest rate exposure on the line-of-credit from a floating rate to a fixed rate. At
June 30, 1999, the notional principal amount of this agreement totaled $7,000,000. The agreement matures in March 2003.

        The Company does not hold or issue derivative instruments for trading purposes.

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


Results of Operations

        Revenue for the second quarter of 1999 was $34,016,000 compared to $34,107,000 for the second quarter of 1998. Net income was $1,066,000 compared to $1,154,000 in 1998. Earnings per share were $.44 compared to $.48 during the same period last year. Miles operated decreased 5% from the second quarter of 1998.

        The second quarter provides the first year-to-year comparison with the inclusion of the Company's February 28, 1998 acquisition, Petro-Chemical Transport (PCT), for a full quarter in each year.

        Operating  expenses for the second  quarter of 1999  increased  $259,000
(0.8%) over 1998. As a percentage of revenue, wages and employee benefits increased to 52.3% from 51.2% primarily due to increased driver pay rates. Claims and insurance expense increased to 4.1% from 3.8% due to higher claims experience in 1999. The Company's operating ratio for the quarter was 94.6% compared to 93.6% in 1998.

        The $140,000 increase in second quarter interest income and other expenses is due to an increase in average invested cash balances and gains from the disposition of assets.

        Revenue for the first half of 1999 was $67,977,000 compared to $62,588,000 for 1998. Net income was $2,371,000 compared to $2,329,000 in 1998.
Earnings per share were $.98 compared to $.97 during the same period last year. Miles operated increased 2% from the first half of 1998.

        First half revenue increased $5,389,000 (8.6%) over 1998 due primarily to the Company's acquisition of PCT. First half revenue for PCT was $21,800,000 in 1999, which includes revenues for the full six months, compared to $13,400,000 in 1998, which includes revenues from the time of acquisition at February 28, 1998 through June 30, 1998.

        Operating expenses for the first half of 1999 totaled $64,119,000, an increase of $5,740,000 (9.8%) over 1998 due primarily to the Company's acquisition of PCT. The operating ratio increased to 94.3% from 93.3% in 1998.

        The average balances of outstanding debt and capital lease obligations during the second quarter of 1999 and 1998 were approximately $14,800,000 and $12,700,000, respectively. Interest expense was $241,000 for the second quarter of 1999 compared to $229,000 in 1998.


Liquidity and Capital Resources

        At June 30, 1999, cash and cash equivalents totaled $12,685,000, an increase of $4,662,000 from December 31,1998. Working capital of $11,779,000 was up $4,540,000 from year-end 1998, and the current ratios were 1.70 and 1.42, respectively. At June 30, 1999, the Company had outstanding debt and capital lease obligations totaling $14,675,000 compared to $13,164,000 at December 31, 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS
                                    (continued)


        Cash and cash equivalents have increased $10,310,000 from June 30,1998. The Company has third quarter cash commitments of approximately $4,600,000 for tractor and trailer replacements. Management believes that cash flows from operations and the Company's bank line-of-credit will be sufficient to fund these planned expenditures, as well as 1999 working capital requirements, expansion opportunities and other corporate needs.


Environmental Matters

        The Company's operations require the storage of fuel for use in its tractors in both underground and aboveground tanks. The Company has a program to maintain its fuel storage facilities in compliance with environmental regulations. Under the program, the Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks, and monitor facilities on an ongoing basis. These costs are recorded when it is probable that a liability has been incurred and the related amount can be reasonably estimated. Such costs have not been and are not expected to be material to the Company's operations or liquidity.


Year 2000

        The "Year 2000" issue results from computer systems that store and process data using two-digit fields to represent the year rather than four-digit fields. Consequently, some computer systems may not process dates beyond 1999 causing businesses to be at risk of computer system failures that may disrupt their operations. Computer systems termed Year 2000 compliant have been tested and certified to correctly process dates in the year 2000 and beyond.

        In 1998, the Company established a program to ensure that its critical internal systems and selected third parties (key product loading locations, suppliers and customers) would be ready for Year 2000 and, if not, to develop contingency plans.

        The Company's internal systems include both information technology ("IT") systems and non-IT systems. The critical IT systems consist of financial and operational software and hardware, and the critical non-IT systems consists of embedded technology in telecommunications equipment and tractors. The phases of the Company's program for evaluating its internal systems include assessing the systems, upgrading critical systems that are not Year 2000 ready, internally testing all critical IT systems and obtaining written assurances from vendors for all critical non-IT systems. As of June 30, 1999, the Company has completed all phases of its Year 2000 program for all of its critical internal systems and believes that the systems are Year 2000 compliant.

        The Company is also continuing to assess the Year 2000 readiness of selected third parties by analyzing the responses to questionnaires sent to the third parties. The goal is to ensure that no interruptions of service that would adversely affect the Company's business will occur as a result of Year 2000 issues at those companies on which the Company's business is materially dependent. As of June 30, 1999, the Company is approximately 70% complete with this phase and has not received any responses that reveal a material third party that is not expecting to be Year 2000 compliant. The Company is continuing to monitor the progress of the selected third parties and will formulate contingency plans where significant exposures are identified.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS
                                     (continued)


        The total cost to complete remediation for Year 2000 of the Company's critical internal systems and to determine the Year 2000 readiness of selected third parties is estimated to be $250,000. As of June 30, 1999, the Company has incurred and expensed substantially all of the total estimated cost related to Year 2000 readiness. Overall, management believes that the Year 2000 will not pose significant operational problems for the Company or cause significant costs beyond those already expensed.

        The most reasonably likely worst case scenario for the Company is that a number of key product loading locations, suppliers and customers would be unable to operate due to Year 2000 related system failures. If a large number of product loading locations and suppliers are unable to operate, the Company would experience a delay in loading products for delivery to customers. The inability of the Company to operate efficiently would result in a loss of revenues, partially mitigated by reduced costs.

        The Company believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the unusual nature of the Year 2000 issue, it is difficult to predict with certainty what will happen after December 31, 1999.


Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates and other relevant market rates or price changes. In the ordinary course of business, Kenan is exposed to interest rate risks and the Company regularly evaluates its exposure to this risk. The Company does not hold or issue derivative instruments for trading purposes.

        The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 1999, the Company would have paid approximately $13,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the interest rate swap agreement would decrease by approximately $222,000.


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

        Disclosures concerning Year 2000 issues also contain forward-looking statements that include assessments, timetables and cost estimates. The incremental costs of the Year 2000 project and the time by which the Company believes it will complete the Year 2000 modifications, as well as new system initiatives that are Year 2000 compliant and third party compliance, are based upon management's best estimates. There exists the possibility that factors outside of management's control may have a material impact on the Company's operations.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
                      The  Registrant's  Annual Meeting of Stockholders was held on May 3, 1999 for the purpose of electing a board of directors and conducting such other business that properly came before the meeting. Proxies for the meeting were solicited pursuant to
               Section 14(a) of the Securities Act of 1934 and there was no solicitation in opposition to management's solicitation. The proposals voted upon and the results of voting were as follows:

               Nominees for directors as listed in the proxy statement were elected for a one-year term with the following vote:
                                               Votes            Votes
                                                For           Withheld
                                            ----------        --------
               Thomas S. Kenan, III            2,077,850       1,110
               Owen G. Kenan                   2,077,750       1,210
               Lee P. Shaffer                  2,077,850       1,110
               William C. Friday               2,077,750       1,210
               William O. McCoy                2,069,350       9,610
               Paul J. Rizzo                   2,077,750       1,210
               Braxton Schell                  2,077,750       1,210
               Kenneth G. Younger              2,077,750       1,210


Item 6. Exhibits and Reports on Form 8-K
---------------------------------------
  (a) The Exhibits to this Form 10-Q are listed on the accompanying index to Exhibits.

  (b) The following reports on Form 8-K have been filed during the quarter ended June 30, 1999:

               None

                                SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      August 13, 1999                   BY:/s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                         INDEX TO EXHIBITS

The exhibits filed as part of this report are listed below:


Exhibit
Number                            Description
--------       -------------------------------------------------------
   11   Statement Re Computation of Per Share Earnings

   27   Financial Data Schedule for the quarter ending June 30,1999.