Form 10-Q
period 1999-09-30
KENAN TRANSPORT CO
filed 1999-11-12
CIK 745379

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the quarterly period ended    September 30, 1999
                                              --------------------
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

                  Class                   Outstanding at August 31, 1999
          ---------------------------    --------------------------------
           Common stock, no par value             2,421,562

                              KENAN TRANSPORT COMPANY

                                       INDEX
                                                                       Page
                                                                     --------
Part I - Financial Information

        Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998                                             1

        Consolidated Statements of Income for the three
           and nine months ended September 30, 1999 and 1998             2

        Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 1998                 3

        Notes to Consolidated Financial Statements                     4 - 6

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7 - 9



Part II - Other Information

        Item 4 - Submission of Matters to a Vote of
           Security Holders                                             10

        Item 6 - Exhibits and Reports on Form 8-K                       10

        Signatures                                                      11

        Index to Exhibits                                               12

                       PART I - FINANCIAL INFORMATION

                         KENAN TRANSPORT COMPANY
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

                                              September 30,        December 31,
                                                1999                 1998
ASSETS                                       (Unaudited)           (Note 1)
-------------------------------------------------------------------------------

Current Assets
    Cash and cash equivalents                $    10,955          $     8,023
    Accounts receivable, net                      11,210               10,441
    Operating supplies and parts                     622                  572
    Prepayments
        Tires                                      2,116                1,851
        Insurance, licenses and other              1,706                1,353
        Deferred income taxes                      2,135                2,164
                                           ...................................
           Total Current Assets                   28,744               24,404

Operating Property
    Land                                           3,464                3,464
    Buildings and leasehold improvements          11,469               11,412
    Revenue equipment                             77,734               72,703
    Other equipment                                6,795                6,490
                                           ...................................
                                                  99,462               94,069
    Accumulated depreciation                     (39,408)             (36,444)
                                           ...................................
        Net Operating Property                    60,054               57,625

Intangible Assets, Net                            10,512               10,944
Other Assets                                       1,988                1,671
                                           ...................................
                                              $  101,298          $    94,644
                                           ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
Current Liabilities
    Capital lease obligations                $       970          $     1,108
    Accounts payable                               8,097                2,784
    Wages and employee benefits payable            6,930                9,331
    Claims payable                                 4,648                3,942
    Income taxes payable                             396                   --
                                           ...................................
        Total Current Liabilities                 21,041               17,165

Long-Term Debt                                     8,000               10,000
Capital Lease Obligations                          3,430                2,056
Deferred Income Taxes                             11,394               11,243

Stockholders' Equity
    Common stock; no par; 20,000,000 shares
        authorized; 2,421,562 shares issued
        and outstanding                            4,400                4,400
    Deferred incentive compensation                 (784)                (956)
    Retained earnings                             53,817               50,736
                                           ...................................
                                                  57,433               54,180
                                           ...................................
                                             $   101,298          $    94,644
                                           ====================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 KENAN TRANSPORT COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited and in thousands except per share amounts)


                                               Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                              -------------------                ----------------------
                                               1999              1998               1999            1998
----------------------------------------------------------------------------------------------------------

Operating Revenue                            $   35,547       $   34,104       $    103,524      $   96,692

Operating Expenses
    Wages and employee benefits                  18,526           17,787             53,852          49,516
    Fuel and other operating expenses             7,776            6,849             21,967          20,164
    Depreciation and amortization                 2,660            2,649              8,007           7,764
    Taxes and licenses                            1,813            1,838              5,522           5,313
    Claims and insurance                          1,396            1,350              4,178           3,662
    Equipment rents                               1,321            1,418              4,085           3,851
------------------------------------------------------------------------------------------------------------
                                                 33,492           31,891             97,611          90,270
------------------------------------------------------------------------------------------------------------
Operating Income                                  2,055            2,213              5,913           6,422

Interest Expense                                   (221)            (191)              (663)           (558)
Interest Income and Other Expenses, Net             227               74                708             138
------------------------------------------------------------------------------------------------------------
Income before Provision for Income Taxes          2,061            2,096              5,958           6,002
Provision for Income Taxes                          812              855              2,338           2,432
------------------------------------------------------------------------------------------------------------
Net Income                                   $    1,249       $    1,241       $      3,620      $    3,570
============================================================================================================


Basic and diluted earnings per share         $      .51       $      .51       $       1.49      $     1.48

Operating ratio                                   94.2%            93.5%              94.3%           93.4%

Dividends paid per share                     $    .0750       $    .0725       $      .2200      $    .2125



The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 KENAN TRANSPORT COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited and dollars in thousands)


                                                    1999                 1998
-------------------------------------------------------------------------------

Cash Provided by (Applied to):
    Operations                                  $   14,346            $  11,265
    Purchases of operating property, net            (7,824)              (6,858)
    Business acquisition                                --               (7,880)
    Debt and capital lease obligations, net         (3,051)               5,838
    Dividends                                         (539)                (519)
--------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents            2,932                1,846
Beginning Cash and Cash Equivalents                  8,023                3,422
--------------------------------------------------------------------------------
Ending Cash and Cash Equivalents                $   10,955            $   5,268
================================================================================


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

        The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


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

                              KENAN TRANSPORT COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)



        The following unaudited pro forma summary presents the consolidated results of operations of the Company, as if the acquisition had occurred as of January 1, 1998. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1998 or of results that may occur in the future (dollars in thousands except per share amounts).

        Pro-Forma Information (unaudited)
        -----------------------------------------------------------------

                                          Three Months Ended            Nine Months Ended
                                             September 30                  September 30
                                          -------------------           -----------------
                                            1999          1998            1999          1998
        ---------------------------------------------------------------------------------------

        Revenue                           $35,547       $34,104         $103,524      $103,499
        Net income                          1,249         1,241            3,620         3,726
        Basic and diluted
          earnings per share                  .51           .51             1.49          1.54


4.      Earnings Per Share
--------------------------
        A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share is presented in the table below (in thousands, except per share amounts):


                                        Three Months Ended               Nine Months Ended
                                           September 30                    September 30
                                        -------------------              -----------------
                                         1999          1998              1999          1998
                                 ------------------------------------------------------------

        Net Income                 $   1,249         $   1,241        $   3,620      $  3,570
                                 =============================================================

        Weighted Average Shares:

          Basic shares                 2,422             2,422            2,422         2,412

          Dilutive effect of
            stock options                 --                --               --             1
                                 -------------------------------------------------------------
          Diluted shares               2,422             2,422            2,422         2,413
                                 =============================================================
        Basic and diluted
          earnings per share       $    0.51         $    0.51        $    1.49      $   1.48


                                   KENAN TRANSPORT COMPANY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)



5.      Long-Term Debt
-------------------
        The Company has an unsecured $20,000,000 Reducing Line-of-Credit Facility. The facility replaces the Company's previous $7,000,000 line-of-credit. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The facility matures in March 2003. Interest under the facility is variable based on LIBOR plus an applicable margin. At September 30, 1999 and December 31, 1998, the Company had $8,000,000 and $10,000,000, respectively, outstanding under the new credit facility.

        The Company has entered into a simple interest rate swap agreement to manage costs and risks associated with changing interest rates. Under the agreement, the Company exchanges at specific intervals the difference between the fixed and variable rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The agreement effectively changes a portion of the Company's interest rate exposure on the line-of-credit from a floating rate to a fixed rate. At September 30, 1999, the notional principal amount of this agreement totaled $5,000,000. The agreement matures in March 2003.

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


Results of Operations

        Revenue for the third quarter of 1999 was $35,547,000 compared to $34,104,000 for the third quarter of 1998. Net income was $1,249,000 compared to $1,241,000 in 1998. Earnings per share were $.51 during the period for each year. Miles operated decreased 1% from the third quarter of 1998.

        Operating expenses for the third quarter of 1999 increased $1,601,000 (5%) over the third quarter of 1998. The increase in operating expenses was primarily due to increases in driver pay rates, training costs of new drivers, and fuel prices. Fuel prices for the third quarter of 1999 increased 30% from the third quarter of 1998. The Company's operating ratio for the quarter was 94.2% compared to 93.5% in 1998.

        Revenue for the first nine months of 1999 was $103,524,000 compared to $96,692,000 for 1998. Net income was $3,620,000 compared to $3,570,000 in 1998.
Earnings per share were $1.49 compared to $1.48 during the same period last year. Miles operated increased 1% from the first nine months of 1998.

        The first nine months revenue increased $6,832,000 (7%) over 1998 due primarily to the Company's acquisition of PCT. Revenue for PCT was $33,826,000 in 1999, which includes revenues for the full nine months, compared to $23,825,000 in 1998, which includes revenues from the time of acquisition at February 28, 1998 through September 30, 1998.

        Operating expenses for the first nine months of 1999 totaled $97,611,000, an increase of $7,341,000 (8%) over 1998 due primarily to the Company's acquisition of PCT and increases in driver pay rates and training costs. The operating ratio increased to 94.3% from 93.4% in 1998.

        The average balances of outstanding debt and capital lease obligations during the third quarter of 1999 and 1998 were approximately $13,550,000 and $11,980,000, respectively. Interest expense was $221,000 for the third quarter of 1999 compared to $191,000 in 1998.


Liquidity and Capital Resources

        At September 30, 1999, cash and cash equivalents totaled $10,955,000, an increase of $2,932,000 from December 31,1998. Working capital of $7,703,000 was up $464,000 from year-end 1998. At September 30, 1999, the Company had outstanding debt and capital lease obligations totaling $12,400,000 compared to $13,164,000 at December 31, 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS
                                     (continued)


        The Company has fourth quarter cash commitments of approximately $5,700,000 for tractor and trailer replacements. Management believes that cash flows from operations and the Company's bank line-of-credit will be sufficient to fund these planned expenditures, as well as 1999 working capital requirements, expansion opportunities and other corporate needs.


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

        The Company's internal systems include both information technology ("IT") systems and non-IT systems. The critical IT systems consist of financial and operational software and hardware, and the critical non-IT systems consists of embedded technology in telecommunications equipment and tractors. The phases of the Company's program for evaluating its internal systems include assessing the systems, upgrading critical systems that are not Year 2000 ready, internally testing all critical IT systems and obtaining written assurances from vendors for all critical non-IT systems. As of September 30, 1999, the Company has completed 100% of its Year 2000 program for all of its critical internal systems and believes that the systems are Year 2000 compliant.

        The Company is also continuing to assess the Year 2000 readiness of selected third parties by analyzing the responses to questionnaires sent to the third parties. The goal is to ensure that no interruptions of service that would adversely affect the Company's business will occur as a result of Year 2000 issues at those companies on which the Company's business is materially dependent. The Company has completed approximately 85% of this phase and has not received any responses that reveal a material third party that is not expecting to be Year 2000 compliant. The Company is diligently monitoring the responses of the selected third parties and will formulate contingency plans where significant exposures are identified.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS
                                      (continued)


        The total cost of remediation for Year 2000 of the Company's critical internal systems and to determine the Year 2000 readiness of selected third parties is estimated to be $250,000. The Company has incurred and expensed substantially all of the total estimated cost related to Year 2000 readiness. Overall, management believes that the Year 2000 will not pose significant operational problems for the Company or cause significant costs beyond those already expensed.

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

        The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 1999, the Company would have received approximately $23,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the interest rate swap agreement would decrease by approximately $156,000.


Forward-Looking Statements

        Statements in this document that are not historical facts are hereby identified as forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company cautions readers that such forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company are estimates reflecting the best judgement of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

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

Item 5.        Exhibits and Reports on Form 8-K
-------        ---------------------------------
  (a)          The Exhibits to this Form 10-Q are listed on the accompanying index to Exhibits.

  (b) The following reports on Form 8-K have been filed during the quarter ended September 30, 1999:

               None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      November 12, 1999              BY:/s/  William L. Boone
                                          ----------------------------
                                           Vice President-Finance and
                                           Chief Financial Officer

                              INDEX TO EXHIBITS

The exhibits filed as part of this report are listed below:


Exhibit
Number                            Description
--------       -------------------------------------------------------
   11          Statement Re Computation of Per Share Earnings

   27          Financial Data Schedule for the quarter ending September 30,1999.