Form 10-K405
period 1999-12-31
KENAN TRANSPORT CO
filed 2000-03-30
CIK 745379

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the fiscal year ended   December 31, 1999
                                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number       0-12058
                             -------

                             KENAN TRANSPORT COMPANY
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                   56-0516485
-------------------------------               ---------------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Based on the closing sales price of March 28, 2000, the aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the registrant was $18,951,949.
                                 -----------

The number of shares outstanding of the registrant's common stock was 2,421,562 at March 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-K                       Incorporated Document
---------------------                       ---------------------

Part III
Items 10, 11, 12 and 13                     Portions of the Company's Proxy
                                            Statement dated March 30, 2000 in
                                            connection with its Annual Meeting
                                            to be held on May 1, 2000.

                                     PART I

--------------------------------------------------------------------------------
Item 1   Business

GENERAL DEVELOPMENT OF BUSINESS

         Kenan Transport Company (Kenan) and its wholly owned subsidiary, Petro-Chemical Transport, Inc. (PCT) (together referred to as the Company or Registrant) are engaged in the transportation of petroleum, propane gas and chemicals in intrastate and interstate commerce.

         Kenan incorporated under the laws of the State of North Carolina on April 8, 1949. Entering 1998, it had grown to become one of the twenty largest tank truck carriers in the nation, with its operations concentrated in the Southeast. On February 28, 1998, it acquired all of the outstanding stock of PCT from CITGO Petroleum Corporation. PCT greatly expanded the Company's national presence and service area. It also brought to the Company a remote inventory control and logistics system that it operates from its headquarters in Dallas, Texas. The system enables PCT to monitor product inventories electronically for current and prospective customer retail locations and dispatch delivery of product to them on an as-need basis.

         With the acquisition of PCT, the Company has now grown to be among the ten largest tank truck carriers in the nation, with PCT accounting for 33% of the Company's 1999 consolidated revenues.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For financial reporting purposes, the Company is deemed to engage in one industry segment, the transportation of petroleum, propane gas and chemicals in the tank truck industry. The Company has no geographical presence outside the United States.

NARRATIVE DESCRIPTION OF BUSINESS

         At December 31, 1999, the Company operated a network of terminals and a fleet of 785 tractors and 1,031 specialized trailers. The Company had 1,674 full-time employees at year-end. One customer accounted for 24% of the Company's revenue in 1999.

         The Company transports product throughout most of the continental United States. Petroleum and propane gas are typically transported short distances from bulk storage facilities to retail stores, while chemicals are typically transported much longer distances from and to manufacturing facilities.

         The Company has a large number of competitors with no single competitor being dominant in the industry. The competitors are other independent carriers and the trucking operations of major oil and chemical companies. Competition is based on price and customer service.

         The Company's business is somewhat seasonal with the winter heating season providing the highest demand.

         The Company stores fuel in aboveground and underground storage tanks at certain of its terminal facilities for use in its operations. Management is committed to the protection of the environment and has procedures in place to ensure compliance with federal and state regulations and to provide appropriate response to spills and leaks that occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the future results of operations or financial condition of the Company.


Item 2   Properties
--------------------------------------------------------------------------------

         The Company owns 19 real properties located in five states: Florida, Georgia, North Carolina, South Carolina and Virginia. At December 31, 1999, these properties had a net book value of $11,985,000. The Company leases 29 real properties located in the Southeast and Texas under lease terms ranging from monthly to five years. An additional 36 facilities are used under equipment rental contracts.

         The Company transports freight using over-the-road tractors and trailers. At December 31, 1999, the net book value of the Company's owned revenue equipment, consisting of 547 tractors and 972 trailers, was $42,364,000. In addition, the Company has 64 tractors and 39 trailers under capital lease agreements with a net book value of $3,886,000. The balance of the Company's fleet of 174 tractors and 16 trailers represents operating lease agreements with terms ranging from one to six years.


Item 3   Legal Proceedings
--------------------------------------------------------------------------------

         There is no material pending legal proceeding.


Item 4   Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

         No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4(a)          Executive Officers of the Registrant
--------------------------------------------------------------------------------

Information concerning the executive officers of the Company follows:


             Name                 Age                             Position
-------------------------------   ---    ----------------------------------------------------------

Lee P. Shaffer                     61    Director, Chief Executive Officer of the Company
                                         beginning in 1996; President of the Company since 1975;
                                         Chief Operating Officer of the Company (1975-1996)

William L. Boone                   60    Vice President-Finance and Secretary of the Company since
                                         1974; Treasurer of the Company beginning in 1996;
                                         Assistant Treasurer of the Company (1981-1996)

L. Avery Corning                   42    Vice President-Operations of the Company beginning in
                                         1999; Vice President-Operations and Sales of the Company
                                         (1994-1998); President (1990-1994), Redwing Carriers,
                                         Inc., Tampa, Florida

Gary J. Knutson                    49    Vice President-Pricing and Business Analysis of the
                                         Company beginning in 1999; Vice President-Marketing of
                                         the Company (1994-1998); Vice President-Sales of the
                                         Company (1990-1993)

John E. Krovic                     44    Vice President-Human Resources and Safety of the Company
                                         since 1993

William P. Prevost                 44    Vice President-Marketing beginning in 1999; Vice
                                         President of the Company (1998); President and Chief
                                         Operating Officer (1986-1997), Transport South, Inc.,
                                         Smyrna, Georgia

James H. Reid                      52    Vice President of the Company beginning in 1998.
                                         President of Petro-Chemical Transport, Inc. beginning in
                                         1997; President (1993-1998), CITGO Pipeline & Products,
                                         Tulsa, Oklahoma

Lee P. Shaffer, III (1)            40    Vice President-Operations Services of the Company
                                         beginning in 1994; Director of Operations Services of the
                                         Company (1992-1993); Director of Operations of the
                                         Company (1988-1992)


(1) Lee P. Shaffer, III is the son of Lee P. Shaffer, President and Chief Executive Officer of the Company.

                                     PART II

Item 5   Market for the Registrant's Common Equity and Related
         Shareholder Matters
--------------------------------------------------------------------------------

         On October 21, 1986, the Registrant's stock began trading on the NASDAQ stock market under the symbol KTCO. The Company had approximately 632 shareholders, including holders whose shares are held in street names, on December 31, 1999.

         The high and low sale prices and the cash dividends paid per share for each quarter in the last two fiscal years are shown below:


                                       1999                                        1998
                    -------------------------------------------  ------------------------------------------

Quarter                 High           Low          Dividend        High            Low         Dividend
---------------     -------------  -------------  -------------  ------------   ------------  -------------

First                  $34.00         $31.00        $.0725          $39.75         $28.50       $.0700

Second                  32.75          30.50         .0725           35.38          32.00        .0700

Third                   32.50          30.13         .0750           34.00          29.50        .0725

Fourth                  34.13          30.43         .0750           33.25          29.00        .0725

Item 6   Selected Financial Data
--------------------------------------------------------------------------------

Selected financial data for the past five years is presented below:


                                                 1999              1998           1997            1996           1995
----------------------------------------------------------------------------------------------------------------------

Operations (in thousands)
---------------------------------
Operating revenue                        $    141,552      $    130,046    $    73,308     $    68,795    $    61,717
Operating income                                7,627             9,130          6,462           6,244          5,124
Net income                                      4,662             5,159          4,090           3,805          3,323


Per Share Data
---------------------------------
Basic and diluted earnings (1)           $       1.93      $       2.14    $      1.71     $      1.59    $      1.39
Dividends declared                              .2975             .2875          .2775           .2675          .2575
Book value                                      24.10             22.37          20.61           19.19          17.86
Market value                                   32.175             32.00          36.63           19.00          20.75


Financial Position (in thousands)
---------------------------------
Cash, cash equivalents and
  short-term investments                 $      7,466      $      8,023    $     3,422     $    11,181    $    10,106
Working capital                                 6,465             7,239          1,753          10,034          9,568
Net operating property                         61,082            57,625         52,239          44,133         41,265
Total assets                                   98,291            94,644         77,115          65,044         61,188
Total debt, including
  capital lease obligations                    10,128            13,164          5,570              --             --
Shareholders' equity                           58,351            54,180         49,368          45,843         42,677


Ratios and Statistics
---------------------------------
Operating ratio                                 94.6%             93.0%          91.2%           90.9%          91.7%
Return on equity                                   8%               10%             9%              9%             8%
Current ratio                                    1.35              1.42           1.12            2.00           1.98
Debt equity ratio                                 .17               .24            .11              --             --
Shares outstanding (in thousands)               2,422             2,422          2,395           2,389          2,389

(1)      All periods restated in accordance with SFAS No. 128.

Item 7 Management's Discussion and Analysis of Financial Condition and Result of Operations
-------------------------------------------------------------------------------

GENERAL

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                   Percentage of Operating Revenue
                                             ------------------------------------------
Years Ended December 31                       1999               1998             1997
---------------------------------------------------------------------------------------

Operating revenue                            100.0%            100.0%            100.0%

Operating expenses
  Wages and employee benefits                 51.8              50.6              50.2
  Fuel and other operating expenses           21.7              21.0              20.8
  Depreciation and amortization                7.7               8.0               9.5
  Taxes and licenses                           5.3               5.4               6.1
  Insurance and claims                         4.2               3.9               3.7
  Equipment rents                              3.9               4.1                .9
                                             ------------------------------------------
  Total operating expenses                    94.6              93.0              91.2
                                             ------------------------------------------
Operating income                               5.4               7.0               8.8
Interest expense                               (.6)              (.5)               --
Other income and expenses, net                  .6                .2                .2
Income tax expense                            (2.1)             (2.7)             (3.4)
                                             ------------------------------------------
Net income                                     3.3               4.0               5.6
                                             ==========================================

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

         Operating revenue increased $11,506,000 (9%) in 1999 to $141,552,000 primarily due to the inclusion of PCT for a full year in 1999 compared to ten months in 1998 and volume growth with new and existing customers. Operating revenue attributable to PCT was $46,797,000 in 1999 compared to $34,193,000 in 1998, an increase of $12,604,000. The Company's average revenue per mile increased 5% to $1.79 from $1.71 in 1998. Miles operated increased 4% to 78,935,000 in 1999.

         Operating expenses increased $13,009,000 (11%) in 1999 to $133,925,000.
The increase was due largely to the inclusion of PCT for a full year in 1999 compared to ten months in 1998. PCT's operating expenses were $44,945,000 compared to $32,682,000 in 1998, an increase of $12,263,000. In addition, operating expenses increased due to the significant increases in driver wages and benefits and diesel fuel prices that affected the operating results of the entire trucking industry in 1999. Consequently, the operating ratio, which represents operating expenses as a percentage of operating revenues, increased to 94.6% in 1999 from 93.0% in 1998.

         Wages and employee benefits increased $7,506,000 (11%) in 1999 to $73,351,000 and as a percentage of revenue to 51.8% from 50.6% in 1998. Driver wage expense is the Company's largest operating expense and was affected by the higher cost of driver wages associated with PCT, which was included in the Company's operations for a full year compared to ten months in 1998. In addition, the Company increased driver wages and enhanced their benefits in order to continue attracting and retaining professional drivers in a very competitive labor market.

         Fuel and other operating expenses increased $3,442,000 (13%) in 1999 to $30,728,000 and as a percentage of revenues to 21.7% from 21.0% in 1998. Fuel expense increased $1,482,000 to $7,476,000 due to a 15% increase in the average price of diesel fuel and the increase in miles operated. Outside maintenance increased $680,000 and communications expense increased $234,000 in 1999 due primarily to the inclusion of PCT for a full year compared to ten months in 1998.

         Depreciation and amortization expenses increased $439,000 (4%) to $10,841,000 but decreased as a percentage of revenue to 7.7% from 8.0% in 1998. Depreciation decreased slightly as a percentage of revenue due to more fully depreciated equipment being in use.

         Insurance and claims cost increased $887,000 (17%) to $5,962,000 and as a percentage of revenue to 4.2% from 3.9% in 1998, due to an increase in claims.

         Other interest income and expenses increased $524,000 (174%) to $825,000 in 1999 and as a percentage of revenue to 0.6% from 0.2% in 1998. The increase was due to an increase of approximately $4,000,000 in the Company's average cash balance in 1999. The Company's excess cash is invested on a daily basis primarily in commercial paper.

         Taxes and licenses expense and equipment rents were virtually unchanged as a percentage of revenue in 1999 compared to 1998.


RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

         Operating revenue increased $56,738,000 (77%) in 1998 to $130,046,000 primarily as a result of Kenan's acquisitions of Transport South, Inc. (TSI) on December 1, 1997 and PCT in 1998. Operating revenues in 1998 attributable to TSI and PCT were $22,093,000 and $34,193,000, respectively. Revenue from TSI was $2,300,000 in 1997. The Company's average revenue per mile increased 10% to $1.71 from $1.55 in 1997. Miles operated increased 61% to 76,232,000 in 1998.

         Operating expenses increased $54,070,000 (81%) in 1998 to $120,916,000.
The increase was due largely to the acquisitions of TSI and PCT and the resulting increase in miles operated. Increases occurred in driver wages, outside vendor maintenance and equipment rents in 1998. As a result, the Company's operating ratio increased to 93.0% in 1998 from 91.2% in 1997.

         Wages and employee benefits increased $29,041,000 (79%) in 1998 to $65,845,000 and as a percentage of revenue to 50.6% from 50.2% in 1997. Volume and the higher cost of driver wages associated with PCT affected driver wages and benefits, which increased 88% over the prior year.

         Fuel and other operating expenses increased $12,038,000 (79%) in 1998 to $27,286,000 and as a percentage of revenue to 21.0% from 20.8% in 1997. Outside maintenance accounted for a $4,485,000 increase in operating expenses. This increase resulted from the inclusion of PCT, which outsources maintenance of its tractors and trailers. Although up $1,427,000 due to the increase in miles operated, the Company's fuel cost as a percentage of revenue decreased to 4.6% from 6.2% in 1997 due to a 26% reduction in average fuel prices. Communications expense was up $817,000 to support PCT's on-board computer systems.

         Depreciation and amortization expenses increased $3,440,000 (49%) to $10,402,000 but decreased as a percentage of revenue to 8.0% from 9.5% in 1997. This decrease as a percentage of revenue was due to the acquisition of PCT, which operates the majority of its tractors under lease contracts. Consequently, equipment rents increased $4,611,000 in 1998 to $5,269,000 and as a percentage of revenue to 4.1% from 0.9% in 1997.

         Taxes and licenses increased $2,557,000 (57%) in 1998 to $7,039,000. As a percentage of revenue, taxes and licenses decreased to 5.4% from 6.1% in 1997. The cost increase was primarily due to the increase in fleet size. The reduction in costs as a percentage of revenue is due to improved utilization and the impact of leasing as rent expense includes the cost of taxes and licenses on the leased equipment.

         Insurance and claims cost increased $2,383,000 (89%) to $5,075,000 and as a percentage of revenue to 3.9% from 3.7% in 1997, due primarily to an increase in insurance premiums.

         Interest expense increased $722,000 due to the average monthly debt and capital lease obligations of $10,124,000 in 1998 compared to $352,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of 1999, cash and cash equivalents totaled $7,466,000, a decrease of $557,000 from the end of 1998. Working capital of $6,465,000 was down $774,000 from December 31, 1998, and the current ratios were 1.35 and 1.42, respectively. The decline in cash and working capital balances during 1999 was primarily due to the Company paying down $4,000,000 of outstanding borrowings under its line-of-credit agreement, reducing the outstanding line to $6,000,000 at the end of 1999. The Company negotiated the agreement in 1998 for an unsecured $20,000,000 line-of-credit with the line available reducing by $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The agreement matures in March 2003. All debt under this agreement as of December 31, 1999 is classified as long-term.

        The continued growth of the Company's business has and will continue to require significant investments in revenue equipment. The Company has financed revenue equipment purchases with cash flows from operations and through capital lease obligations.

        Tractor and tank trailer replacements and other capital expenditures are projected to be $22,100,000 in 2000. At December 31, 1999, the Company was committed to spend $10,100,000 for revenue equipment in 2000. Management believes that cash flows from operations, the Company's line-of-credit and capital lease financing will be sufficient to fund these planned expenditures as well as 2000 working capital requirements, expansion opportunities and other corporate needs.

INFLATION

        The Company's consolidated financial statements are prepared based on historical dollars and are not intended to show the impact of inflation or changing prices. With the exception of driver wages and fuel prices, inflation and changing prices have not had a material effect on the Company's financial position and results of operations.

ENVIRONMENTAL MATTERS

        The Company stores fuel in underground and aboveground tanks for use in certain of its terminal facilities. The Company has a program to maintain its fuel storage facilities in compliance with environmental regulation. Under the program, the Company incurs costs to replace tanks, remediate soil contamination resulting from overfills, spills and leaks and monitor facilities on an ongoing basis. The Company records these costs when it is probable that it has incurred a liability and the related amount can be reasonably estimated. Such costs have not been and are not expected to be material to the Company's operations or liquidity.

YEAR 2000

        The Company's Year 2000 program successfully prepared its critical internal systems for Y2K. In addition, the Y2K preparation programs of the Company's major customers and suppliers appear to have been successful as the Company has not experienced any significant disruption in its operations as of the date of this report.

        The total cost incurred during 1999 to remediate the Year 2000 issue was approximately $250,000. The Company has not incurred since December 31, 1999 nor does it expect to incur any further significant expenditure related to Year 2000.

MARKET RISK

        Market risk is the potential loss arising from adverse changes in market rates and prices, interest rates and foreign currency exchange rates. In the ordinary course of business, the Company is exposed to interest rate risks that it regularly evaluates. The Company does not hold or issue derivative instruments for trading purposes.

        At December 31, 1999, the Company had debt totaling $6,000,000 and an interest rate swap agreement with a notional value of $5,000,000. The swap agreement effectively converts $5,000,000 of the Company's outstanding floating rate debt to a fixed interest rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. For floating rate debt, interest rate changes generally do not affect fair market values but do affect the future earnings and cash flows, assuming other factors are held constant.

        The fair value of the swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 1999, the Company would have received $95,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the swap agreement would decrease by $143,000.

FORWARD-LOOKING STATEMENTS

        Statements in this document that are not historical facts are hereby identified as forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The Company cautions readers that such forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are estimates reflecting the best judgement of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

        The Company's future operating results may be affected by a number of factors that include but are not limited to: general economic conditions such as inflation and interest rates; competitive conditions within the Company's markets, including adverse changes in demand for trucking services, pricing pressure, availability of drivers and fuel prices; the Company's ability to sell its services profitably, increase market share and manage expenses relative to revenue growth; changes in governmental regulation; changes in the trucking transportation and logistic industries; and changes in the Company's labor relations or other unforeseeable circumstances.

        Disclosures concerning Year 2000 issues also contain forward-looking statements that include assessments and cost estimates. There exists the possibility that factors outside of management's control may have a material impact on the Company's operations.

Item 8   Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Kenan Transport Company:

        We have audited the accompanying consolidated balance sheets of Kenan Transport Company (a North Carolina corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenan Transport Company and subsidiary as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                        Arthur Andersen LLP



Raleigh, North Carolina,
February 11, 2000.

                             KENAN TRANSPORT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   December 31
                                                          --------------------------------
                                                              1999                  1998
------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------
Current Assets
     Cash and cash equivalents                            $    7,466            $    8,023
     Accounts receivable, net                                 10,966                10,441
     Operating supplies and parts                                676                   572
     Prepaid tires                                             2,257                 1,851
     Prepaid insurance, licenses and other                     1,484                 1,353
     Deferred income taxes                                     1,861                 2,164
                                                          --------------------------------
           Total Current Assets                               24,710                24,404
                                                          --------------------------------
Operating Property
     Land                                                      3,464                 3,464
     Buildings and leasehold improvements                     11,496                11,412
     Revenue equipment                                        79,888                72,703
     Other equipment                                           6,859                 6,490
                                                          --------------------------------
                                                             101,707                94,069
     Accumulated depreciation and amortization               (40,625)              (36,444)
                                                          --------------------------------
           Net Operating Property                             61,082                57,625
                                                          --------------------------------

Intangible Assets, net                                        10,368                10,944
                                                          --------------------------------
Other Assets                                                   2,131                 1,671
                                                          --------------------------------
                                                          $   98,291            $   94,644
                                                          ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
Current Liabilities
     Capital lease obligations                            $      867            $    1,108
     Accounts payable                                          4,214                 2,784
     Wages and employee benefits payable                       9,008                 9,331
     Claims payable                                            4,156                 3,942
                                                          --------------------------------
           Total Current Liabilities                          18,245                17,165
                                                          --------------------------------

Long-term Debt                                                 6,000                10,000
                                                          --------------------------------
Capital Lease Obligations                                      3,261                 2,056
                                                          --------------------------------
Deferred Income Taxes                                         12,434                11,243
                                                          --------------------------------
Commitments and Contingencies (Note 7)

Shareholders' Equity
     Common stock; no par; 20,000,000 shares
         authorized; 2,421,562 shares
         issued and outstanding                                4,400                 4,400
     Retained earnings                                        54,678                50,736
     Deferred incentive compensation                            (727)                 (956)
                                                          --------------------------------
                                                              58,351                54,180
                                                          --------------------------------
                                                          $   98,291            $   94,644
                                                          ================================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                             KENAN TRANSPORT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)

                                                               Years Ended December 31
                                                  ----------------------------------------------
                                                       1999             1998              1997
------------------------------------------------------------------------------------------------
Operating Revenue                                 $   141,552      $   130,046        $   73,308
                                                  ----------------------------------------------
Operating Expenses
     Wages and employee benefits                       73,351           65,845            36,804
     Fuel and other operating expenses                 30,728           27,286            15,248
     Depreciation and amortization                     10,841           10,402             6,962
     Taxes and licenses                                 7,516            7,039             4,482
     Insurance and claims                               5,962            5,075             2,692
     Equipment rents                                    5,527            5,269               658
                                                  ----------------------------------------------
                                                      133,925          120,916            66,846
                                                  ----------------------------------------------
Operating Income                                        7,627            9,130             6,462
     Interest expense                                    (852)            (762)              (40)
     Interest income and other expenses, net              825              301               174
                                                  ----------------------------------------------
Income before Provision for Income Taxes                7,600            8,669             6,596
     Provision for income taxes                         2,938            3,510             2,506
                                                  ----------------------------------------------
Net Income                                        $     4,662      $     5,159        $    4,090
                                                  ==============================================

Basic and Diluted Earnings Per Share              $      1.93      $      2.14        $     1.71
                                                  ==============================================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY
                 CONSOLIDATED STATEMENTS OF Shareholders' equity
                                 (In thousands)

                                                 Common Stock                                                   Total
                                             --------------------         Retained          Deferred         Shareholders'
                                              Shares       Amount         Earnings        Compensation          Equity
                                             -------------------------------------------------------------------------------

Balance, December 31, 1996                      2,389      $ 2,996       $   42,847          $     --          $   45,843

Dividends                                                                      (665)                                 (665)
Stock bonus award                                   6          100                                                    100
Net income                                                                    4,090                                 4,090
                                               -----------------------------------------------------------------------------
Balance, December 31, 1997                      2,395        3,096           46,272                --              49,368

Dividends                                                                      (695)                                 (695)
Stock bonus award                                   6          197                                                    197
Issuance of restricted stock                       21          696                                (696)               --
Nonqualified stock option
     award                                                     411                                (411)               --
Recognition of deferred
     compensation                                                                                  151                151
Net income                                                                    5,159                                 5,159
                                               -----------------------------------------------------------------------------
Balance, December 31, 1998                      2,422        4,400           50,736               (956)            54,180

Dividends                                                                      (720)                                 (720)
Recognition of deferred
     compensation                                                                                  229                229
Net income                                                                    4,662                                 4,662
                                               -----------------------------------------------------------------------------
Balance, December 31, 1999                      2,422      $ 4,400       $   54,678          $    (727)        $   58,351
                                               =============================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Years Ended December 31
                                                                    --------------------------------------------
                                                                        1999             1998              1997
Cash Flows from Operating Activities:
     Net income                                                     $   4,662         $  5,159         $   4,090
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                   10,841           10,402             6,962
       Deferred income taxes                                            1,494              390               171
       Common stock issued under incentive plan                           --               197               100
       Amortization of deferred compensation                              229              151               --
       Other, net                                                        (460)            (401)             (393)
       Changes in operating assets and liabilities
         net of effects from business acquisitions:
           Accounts receivable                                           (525)            (478)           (3,032)
           Operating supplies and parts                                  (104)             (51)             (108)
           Prepayments                                                   (428)            (259)             (152)
           Accounts payable                                             1,430             (867)              852
           Wages and employee benefits payable                           (323)           1,225             1,380
           Claims payable                                                 214              389               144
                                                                    --------------------------------------------
     Net cash provided by operating activities                         17,030           15,857            10,014
                                                                    --------------------------------------------
Cash Flows from Investing Activities:
     Purchases of operating property, net                             (11,544)          (8,267)           (8,037)
     Business acquisitions                                                --            (7,880)          (11,446)
                                                                    --------------------------------------------
     Net cash used in investing activities                            (11,544)         (16,147)          (19,483)
                                                                    --------------------------------------------
Cash Flows from Financing Activities:
     Borrowings under line-of-credit agreement                            --             7,500             2,500
     Payments on line-of-credit                                        (4,000)             --                --
     Payments on note obligations                                         --              (375)              --
     Principal payments on capital lease obligations                   (1,323)          (1,539)             (125)
     Dividends                                                           (720)            (695)             (665)
                                                                    --------------------------------------------
     Net cash (used in) provided by financing activities               (6,043)           4,891             1,710
                                                                    --------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                     (557)           4,601            (7,759)
Cash and Cash Equivalents at Beginning of Year                          8,023            3,422            11,181
                                                                    --------------------------------------------
Cash and Cash Equivalents at End of Year                            $   7,466         $  8,023         $   3,422
                                                                    ============================================

Noncash Investing and Financing Activities:
     Liabilities assumed in business acquisitions                   $     --          $  4,048         $   3,619
     Equipment acquired through capital leases                          2,287            1,633               --

Supplemental Cash Flow Disclosures:
     Interest paid                                                  $     993         $    597         $      38
     Income taxes paid                                                  1,900            3,228             2,279

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1         Significant Accounting Policies
--------------------------------------------------------------------------------

PREPARATION OF FINANCIAL STATEMENTS

The consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company (Kenan) and its wholly-owned subsidiary, Petro-Chemical Transport, Inc.
(PCT) (together referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company classifies investments maturing within three months from the date of purchase as cash equivalents. All investments at December 31, 1999 and 1998 were cash equivalents.

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

CLAIMS PAYABLE

Claims payable represents the estimated cost of open claims that is retained and paid by the Company under its insurance programs for workers' compensation, bodily injury and property damage. These estimates are based on historical information along with certain assumptions about future cash flows. Changes in assumptions for such things as medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change. In the accompanying consolidated statements of income, workers' compensation costs and group medical are included in wages and employee benefits expenses, and other claims costs are included in claims and insurance expenses.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that upon adoption all derivative instruments be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," subsequently deferred the effective date of SFAS No. 133 for the Company to January 1, 2001. The Company will adopt SFAS No. 133 at that time. The application of Statement 133 is not expected to have a significant impact on the Company's financial position or results of operations.

Note 2         Earnings Per Share
--------------------------------------------------------------------------------

A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share for the years ended December 31 is presented below (in thousands except per share amounts):

                                                 1999             1998              1997
                                             --------------------------------------------
Net income                                   $   4,662         $  5,159         $   4,090
                                             ============================================

Beginning shares outstanding                     2,422            2,395             2,389
Shares issued under executive
     incentive plan                                --                19                 6
                                             --------------------------------------------
     Basic shares outstanding                    2,422            2,414             2,395

Shares earned under executive
     incentive plan                                --               --                  1
Dilutive effect of stock options                   --                 1               --
                                             --------------------------------------------
     Diluted shares outstanding                  2,422            2,415             2,396
                                             ============================================
Basic and diluted earnings per share         $    1.93         $   2.14         $    1.71
                                             ============================================

Note 3  Business Acquisitions
--------------------------------------------------------------------------------

On December 1, 1997, Kenan purchased the majority of the transportation assets of Transport South, Inc. (TSI) for $11,446,000 in cash and entered into a long-term contract to provide transportation services to its parent, RaceTrac Petroleum, Inc., in the southeastern United States and Texas.

On February 28, 1998, the Company acquired 100% of the outstanding stock of Petro-Chemical Transport, Inc. (PCT), a wholly-owned subsidiary of CITGO Petroleum Corporation. PCT is a tank truck carrier serving the petroleum industry in the Southeast, Midwest and on the West Coast. The acquisition, net of cash acquired, required a cash investment totaling $7,880,000. The Company financed the acquisition through its line-of-credit facility.

The acquisitions have been accounted for using the purchase method of accounting. The accompanying consolidated statements of income include results of operations of TSI and PCT from the time of their acquisitions. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisitions (goodwill) is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over an average of 20 years on a straight-line basis.

Goodwill at December 31, 1999 and 1998 was $11,519,000. Amortization expense was $576,000 in 1999, $543,000 in 1998, and $32,000 in 1997. Accumulated
amortization at December 31, 1999 and 1998 was $1,151,000 and $575,000, respectively. The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods.

The following unaudited pro forma summary presents the consolidated results of operations of the Company, as if the acquisitions had occurred as of January 1, 1997. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future (in thousands except per share amounts).


   Pro Forma Information (unaudited)

                                                        Years Ended December 31
                                               ------------------------------------------
                                                  1999           1998           1997
                                               ------------------------------------------
   Revenue                                     $141,552        $136,884         $137,719
   Net income                                     4,662           5,338            6,124
   Basic and diluted earnings per share            1.93            2.21             2.56

Note 4         Line-of-Credit
--------------------------------------------------------------------------------

On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line-of-Credit Facility with a bank. The facility replaces the Company's previous $7,000,000 line-of-credit. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The facility matures in March 2003. Interest under the facility is variable based on LIBOR plus an applicable margin. At December 31, 1999 and 1998, the Company had $6,000,000 and $10,000,000, respectively, outstanding under the credit facility. The credit agreement contains the following financial covenants: (1) Funds from Operations to Funded Debt Ratio, and (2) Funded Debt to Capitalization. The Company was in compliance with the covenants as of December 31, 1999 and 1998.

The Company has entered into a simple interest rate swap agreement to manage costs and risks associated with changing interest rates. Under the agreement, the Company exchanges at specific intervals the difference between the fixed and variable rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The agreement effectively changes a portion of the Company's interest rate exposure on the line-of-credit from a floating rate to a fixed rate. At December 31, 1999, the notional principal amount of this agreement totaled $5,000,000. The agreement matures in March 2003. The average variable rates during 1999 and 1998 were 5.5% and 5.9%, respectively, compared to a fixed rate of 6.5% for these periods.

The Company does not hold or issue derivative instruments for trading purposes.

Note 5  Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES, SHORT-TERM BORROWINGS AND CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS

The carrying values approximate fair values.

LONG-TERM DEBT

The fair values approximate carrying value based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

INTEREST RATE SWAP

The fair market value of the interest rate swap was obtained from the financial institution that is the counterparty to the agreement, and it represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 1999, the Company would have received $95,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the swap agreement would decrease by $143,000.

LETTERS-OF-CREDIT

The Company uses third party letters-of-credit to guarantee certain casualty insurance activities. The letters reflect fair value as a condition of their purpose and are subject to fees competitively determined in the marketplace. The contract/fair values of the letters-of-credit at December 31, 1999 and 1998 were $3,138,000 and $3,554,000, respectively.

Note 6         Income Taxes
--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and assets at December 31 were as follows (in thousands):

                                                1999              1998
                                             ---------------------------
Liabilities:
     Depreciation                            $   12,529       $   11,944
     Prepaid tires                                  857              703
     Other                                          267              557
                                             ---------------------------
         Deferred tax liabilities                13,653           13,204
                                             ---------------------------
Assets:
     Claims payable                               1,578            1,497
     Capital lease obligations                      254            1,201
     Employee benefits                              925            1,101
     Other                                          323              326
                                             ---------------------------
         Deferred tax assets                      3,080            4,125
                                             ---------------------------
         Net deferred tax liability          $   10,573       $    9,079
                                             ===========================

The provisions for income taxes for the years ended December 31 consist of the following (in thousands):

                                  1999            1998           1997
                               ----------------------------------------
Currently payable:
     Federal                   $   1,216       $  2,650       $   1,949
     State                           228            470             386
                               ----------------------------------------
                                   1,444          3,120           2,335
Deferred                           1,494            390             171
                               ----------------------------------------
                               $   2,938       $  3,510       $   2,506
                               ========================================

The statutory federal income tax rates for the years ended December 31 differ from the effective income tax rates as follows:

                                                          1999            1998           1997
                                                        ---------------------------------------
Statutory federal income tax rate                         34.0%           34.0%         34.0%
Increase (decrease)in tax rate resulting from:
   State income taxes, net of federal tax benefit          4.3             4.2           4.1
   Other items, net                                         .4             2.3           (.1)
                                                        ---------------------------------------
Effective income tax rate                                 38.7%           40.5%         38.0%
                                                        =======================================

Note 7         Leases, Other Commitments and Contingencies
--------------------------------------------------------------------------------

Certain terminal facilities, offices, office equipment and revenue equipment are rented under operating leases expiring at various dates through 2006. Rent expense charged against income for the years ended December 31 was $5,527,000
(1999), $5,269,000 (1998) and $658,000 (1997).

Revenue equipment financed by capital leases at December 31 is included in operating property as follows (in thousands):

                                               1999              1998
                                            ---------------------------
     Revenue equipment                      $    4,870       $    3,396
     Less accumulated amortization                 984              458
                                            ---------------------------
     Net capital lease assets               $    3,886       $    2,938
                                            ===========================

Future minimum lease payments by year at December 31, 1999 are as follows (in thousands):

                                              Capital       Operating
                                              Leases         Leases
                                            ---------------------------

                             2000           $   1,054         $   1,520
                             2001               1,005               860
                             2002                 725               465
                             2003               1,440                42
                             2004                 581                37
                             Thereafter           --                 38
                                            ---------------------------
Total minimum lease payments                    4,805         $   2,962
                                                              =========
Less amount representing
   interest at 5% to 7% and taxes                 677
                                            ---------
Present value of net minimum
   lease payments                               4,128
Less current portion                              867
                                            ---------
Long-term obligations                       $   3,261
                                            =========


Kenan is committed to spend $10,100,000 for revenue equipment in 2000.

The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the future results of operations or financial condition of the Company.

Note 8         Retirement Plans
--------------------------------------------------------------------------------

In the fourth quarter of 1999, the Company supplemented its Profit-Sharing Retirement Plan with a 401(k) Plan (together referred to as the Plan) that covers all employees. Company contributions to the Plan are determined annually by the Board of Directors. The Plan is funded currently and contributions expensed were $2,262,000 (1999), $2,004,000 (1998) and $1,349,000 (1997).

The Company has a Supplemental Executive Retirement Plan (SERP) to replace retirement benefits lost by certain officers under the Tax Reform Act of 1986. The SERP is an unfunded deferred compensation plan with benefits payable upon retirement, death or other termination of employment under provisions similar to those of the Profit-Sharing Retirement Plan. Net amounts expensed under the SERP were $205,200 (1999), $179,000 (1998) and $143,000 (1997).

Note 9         Incentive Plans
--------------------------------------------------------------------------------

1994 STOCK BONUS PLAN

In 1994, the Company implemented the 1994 Stock Bonus Plan that provided key employees with an opportunity to earn up to 56,600 shares of common stock over a ten-year period if targeted increases in net income were attained. On August 3, 1998, the plan was terminated. Under the plan, 5,283 shares of stock were earned in 1996 and issued in March of 1997 increasing common stock by $100,000 in 1997. There were 5,682 shares of stock earned in 1997 and issued in 1998, which increased common stock by $197,000. In total, 22,123 shares were issued under the plan. Compensation expense related to the plan was recognized in the year earned. Applying the disclosure requirements of SFAS 123 "Accounting for Stock-Based Compensation" would have no impact on reported net income.

1998 LONG-TERM INCENTIVE PLAN

On May 4, 1998, the shareholders approved the Company's 1998 Long-Term Incentive Plan, which is intended to provide long-term incentives for key employees while encouraging optimum growth in Company profits. The plan provides for grant awards in the form of stock options, stock appreciation rights, restricted stock and performance shares of up to 450,000 shares of common stock.

                                  Stock Options

Under the Long-Term Incentive Plan, options to purchase shares of common stock may be granted at not less than 100% of the fair market value at the date of grant, or 110% of fair market value in the case of any employee who holds more than 10% of the combined voting power of the Company's common stock as of the date of grant if the option is designated as an incentive option. Options have a ten-year term with vesting periods of one to five years from the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

During the first quarter of 1998, 328,900 nonqualified stock options were awarded to key employees. Between the date of the grant and approval of the Long-Term Incentive Plan at the May 4, 1998 Annual Meeting of Shareholders, the price of the Company's stock increased $1.25 per share. In accordance with APB Opinion No. 25, the Company recognizes compensation expense for any difference between fair market value and exercise price at the date of grant over the five-year vesting period. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheet. Compensation expense relating to the stock options totaled $82,000 and $55,000 in 1999 and 1998, respectively.

A summary of the Company's stock option activity and related information is presented below:
                                         Options            Weighted-Average
                                         (000's)             Exercise Price
                                       -----------------------------------------
Outstanding, January 1, 1998                --                     $--
Granted                                    329                      32
Exercised                                   --                      --
Forfeited                                   --                      --
                                       -----------------------------------------
Outstanding, December 31, 1998             329                      32
Granted                                     --                      --
Exercised                                   --                      --
Forfeited                                   --                      --
                                       -----------------------------------------
Outstanding, December 31, 1999             329                     $32
                                       =========================================

As of December 31, 1999, the 329,000 options outstanding had an exercise price range of $31.75 to $32 and a remaining life of 9 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 24%; weighted-average expected life of options of 3.5 years; risk-free interest rate of 5.4% - 5.6%; dividend yield of 1%. Using these assumptions, the fair value of the stock options is $2,706,000 ($8.23 per share), which is being amortized as compensation over the five-year vesting period. Had compensation cost relating to options awarded under the Plan been determined based upon the fair market value at the grant date consistent with the method described in SFAS 123, the Company's pro forma net income and earnings per share for the years ended December 31 would have been as follows:

                                                         1999           1998
                                                     --------------------------
Pro forma net income (in thousands)                  $    4,201      $    4,698
Pro forma basic and diluted earnings per share             1.73            1.95

The option valuation models require the input of highly subjective assumptions. In management's opinion, the models do not necessarily provide a reliable single measure of the fair value of stock options.

                                Restricted Stock

During the first quarter of 1998, the Company awarded 21,100 shares of restricted stock to executive officers under the 1998 Plan. Plan participants are entitled to dividends and voting their respective shares. The sale or transfer of the shares is limited during the restricted period. The value of such stock was established by the market price on the date of grant. Restrictions on the shares expire ratably over the five-year vesting period.

Unearned compensation was charged for the market value of the restricted shares as these shares were issued. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restriction period. During 1999 and 1998, $147,000 and $96,000, respectively, were charged to expense relating to the restricted stock awards.


Note 10        Nature of Business and Concentration of Credit Risk
--------------------------------------------------------------------------------

The Company transports commodities in bulk for the petroleum and chemical industries throughout the United States, and its customers include international corporations in these industries. One customer accounted for 24% and 19% of the Company's revenue in 1999 and 1998, respectively. In 1997, one customer accounted for 11% of the Company's revenue. Concentration of credit risks to the Company consists primarily of trade receivables from petroleum and chemical companies. To cover estimated credit losses, the Company maintains an allowance for doubtful accounts, which totaled $506,000 and $425,000 at December 31, 1999 and 1998, respectively.

The Company operates in one industry segment: the transportation of petroleum, propane gas and chemicals in the tank truck industry.


Note 11        Summary of Quarterly Financial Information (Unaudited)
--------------------------------------------------------------------------------


                                        (In thousands)                          Basic and
                        -----------------------------------------------         Diluted
                           Operating          Operating           Net           Earnings
     Quarter                Revenue            Income           Income          Per Share
-----------------------------------------------------------------------------------------
1999
    First               $    33,961         $   2,030         $  1,305         $   .54
    Second                   34,016             1,828            1,066             .44
    Third                    35,547             2,055            1,249             .51
    Fourth                   38,028             1,714            1,042             .44

1998
    First               $    28,481         $   2,031         $  1,175         $   .49
    Second                   34,107             2,178            1,154             .48
    Third                    34,104             2,213            1,241             .51
    Fourth                   33,354             2,708            1,589             .66

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------------

None.


                                    PART III


Item 10  Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Information with respect to directors required by Item 401 of Regulation
S-K, appearing under the heading "Election of Directors" in the Registrant's proxy statement dated March 30, 2000 for the Annual Meeting of Shareholders to be held May 1, 2000, is incorporated herein by reference. Information with respect to executive officers required by Item 401 of Regulation S-K is included as Item 4(a) in Part I.

Information with respect to directors and executive officers required by Item 405 of Regulation S-K, appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Registrant's proxy statement dated March 30, 2000 for the Annual Meeting of Shareholders to be held May 1, 2000, is incorporated herein by reference.


Item 11  Executive Compensation
--------------------------------------------------------------------------------

Information with respect to executive compensation required by Item 402 of Regulation S-K, appearing under the heading "Compensation and Related Matters" in the Registrant's proxy statement dated March 30, 2000 for the Annual Meeting of Shareholders to be held May 1, 2000, is incorporated herein by reference.


Item 12  Securities Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Information with respect to securities ownership of certain beneficial owners and management required by Item 403 of Regulation S-K, appearing under the headings "Principal Shareholders" and "Security Ownership of Management" in the Registrant's proxy statement dated March 30, 2000 for the Annual Meeting of Shareholders to be held May 1, 2000, is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K, appearing under the heading "Compensation Committee Interlocks and Insider Participation" in the Registrant's proxy statement dated March 30, 2000 for the Annual Meeting of Shareholders to be held May 1, 2000, is incorporated herein by reference.

                                     PART IV


Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------


(a)(1)   Financial Statements
         --------------------

         The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Consolidated Form 10-K.


   (2)   Schedules
         ---------

         None.


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


               Date:  March 22, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature                           Title                    Date
   ----------------------           -------------------------     --------------

Principal Financial Officer:

/s/ William L. Boone                Vice President-Finance;       March 22, 2000
-----------------------             Secretary; Treasurer
William L. Boone



Controller or Principal
   Accounting Officer:

/s/ J. Earl Cowan                   Controller                    March 22, 2000
------------------------
J. Earl Cowan

          Signature                           Title                    Date
   ----------------------           -------------------------     --------------

Directors:

/S/ Thomas S. Kenan, III            Chairman of the Board         March 22, 2000
------------------------            of Directors
Thomas S. Kenan, III


/S/ Owen G. Kenan                   Vice Chairman of the          March 22, 2000
------------------------            Board of Directors
Owen G. Kenan


/S/ William O. McCoy                Director                      March 22, 2000
------------------------
William O. McCoy


/S/ Paul J. Rizzo                   Director                      March 22, 2000
------------------------
Paul J. Rizzo


/S/ William C. Friday               Director                      March 22, 2000
------------------------
William C. Friday


/S/ Braxton Schell                  Director                      March 22, 2000
------------------------
Braxton Schell


/S/ Kenneth G. Younger              Director                      March 22, 2000
------------------------
Kenneth G. Younger

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page No.
Financial Statements                                             in Form 10-K
---------------------------------------------------------        ------------


Report of Independent Public Accountants relating to the
   Consolidated Financial Statements and Notes thereto                     13

Consolidated Balance Sheets - December 31, 1999 and 1998                   14

Consolidated Statements of Income -
   For the Years Ended December 31, 1999, 1998 and 1997                    15

Consolidated Statements of Shareholders' Equity -
   For the Years Ended December 31, 1999, 1998 and 1997                    16

Consolidated Statements of Cash Flows -
   For the Years Ended December 31, 1999, 1998 and 1997                    17

Notes to Consolidated Financial Statements                              18-26

                                INDEX TO EXHIBITS


Exhibit No.                          Description
-----------     ----------------------------------------------------------------
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

                         INDEX TO EXHIBITS - continued -


Exhibit No.                        Description
-----------     ----------------------------------------------------------------
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

   3(i) Amendment to the Bylaws of the Registrant as adopted October 21, 1996 by the Registrant's Board of Directors, filed as Exhibit 3(i) to the Registrant's Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference to such Form 10-K.

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

                         INDEX TO EXHIBITS - continued -

Exhibit No.                        Description
-----------     ----------------------------------------------------------------
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

  10(f) Amendment to the 1998 Long-Term Incentive Plan, effective January 1, 1999. filed as Exhibit 10(f) to the Registrant's Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference to such Form 10-K.

  10(g) Amendment to the Senior Managers' Life Insurance Plan, effective January 1, 1999, filed as Exhibit 10(g) to the Registrant's Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference to such Form 10-K.

  10(h)         Executive Bonus Award Plan, effective January 1, 1999, filed as
                Exhibit 10(h) to the Registrant's Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference to such Form 10-K.

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

  27            Financial Data Schedule for the year ended December 31,
                1999.