Form 10-Q
period 2000-03-31
KENAN TRANSPORT CO
filed 2000-05-12
CIK 745379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 -----------------
                                       OR

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

            Class                        Outstanding at April 30, 2000
           -----------------------------------------------------------
            Common stock, no par value          2,421,562

                               KENAN TRANSPORT COMPANY

                                       INDEX

                                                                      Page

                                                                    --------
Part I - Financial Information

        Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999                                              1

        Consolidated Statements of Income for the three
           months ended March 31, 2000 and 1999                           2

        Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999                     3

        Notes to Condensed Consolidated Financial Statements          4 - 5

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        6 - 8



Part II - Other Information

        Item 4 - Submission of Matters to a Vote of
           Security Holders                                               9

        Item 5 - Exhibits and Reports on Form 8-K                         9

        Signatures                                                       10

        Index to Exhibits                                                11

                       PART I - FINANCIAL INFORMATION

                         KENAN TRANSPORT COMPANY
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

                                                March 31,          December 31,
                                                  2000                 1999
ASSETS                                         (Unaudited)           (Note 1)
-------------------------------------------------------------------------------
Current Assets

    Cash and cash equivalents                   $     2,925         $     7,466
    Accounts receivable, net                         10,962              10,966
    Operating supplies and parts                        577                 676
    Prepayments

        Tires                                         2,458               2,257
        Insurance, licenses and other                 1,406               1,484
        Deferred income taxes                         1,861               1,861
                                                ................................
           Total Current Assets                      20,189              24,710
                                                ................................
Operating Property

    Land                                              3,464               3,464
    Buildings and leasehold improvements             11,544              11,496
    Revenue equipment                                84,273              79,888
    Other equipment                                   6,981               6,859
                                                ................................
                                                    106,262             101,707
    Accumulated depreciation                        (41,461)            (40,625)
                                                ................................
        Net Operating Property                       64,801              61,082
                                                ................................

Intangible Assets, Net                               10,224              10,368
                                                ................................
Other Assets                                          2,310               2,131
                                                ................................
                                                 $   97,524         $    98,291
                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current Liabilities

    Capital lease obligations                   $       880         $       867
    Accounts payable                                  6,184               4,214
    Wages and employee benefits payable               6,310               9,008
    Claims payable                                    3,319               4,156
                                                ................................
        Total Current Liabilities                    16,693              18,245
                                                ................................

Long-Term Debt                                        6,000               6,000
                                                ................................
Capital Lease Obligations                             3,030               3,261
                                                ................................
Deferred Income Taxes                                12,630              12,434
                                                ................................

Stockholders' Equity

    Common stock; no par; 20,000,000 shares
        authorized; 2,421,562 shares issued
        and outstanding                               4,400               4,400
    Retained earnings                                55,441              54,678
    Deferred incentive compensation                    (670)              (727)
                                                 ...............................
                                                     59,171              58,351
                                                 ...............................
                                                $    97,524         $    98,291
                                                 ===============================

The Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                             KENAN TRANSPORT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited and in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                              2000              1999
--------------------------------------------------------------------------

Operating Revenue                            $  38,279      $    33,961
                                            -----------------------------

Operating Expenses

    Wages and employee benefits                 20,108           17,550
    Fuel and other operating expenses            8,947            7,055
    Depreciation and amortization                2,871            2,669
    Taxes and licenses                           1,994            1,874
    Claims and insurance                         1,371            1,378
    Equipment rents                              1,382            1,405
-------------------------------------------------------------------------
                                                36,673           31,931
-------------------------------------------------------------------------
Operating Income                                 1,606            2,030
Interest Expense                                  (171)            (201)
Interest Income and Other Expenses, Net            125              310
-------------------------------------------------------------------------
Income before Provision for Income Taxes         1,560            2,139
Provision for Income Taxes                         616              834
-------------------------------------------------------------------------
Net Income                                   $     944      $     1,305
=========================================================================


Basic and diluted earnings per share         $     .39       $      .54

Operating ratio                                   95.8%            94.0%

Dividends paid per share                     $   .0750       $    .0725



The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                      (Unaudited and dollars in thousands)


                                                                2000                  1999
----------------------------------------------------------------------------------------------

Cash Provided by (Used for):
       Operations                                           $    2,305             $   2,354
       Purchases of operating property, net                     (6,446)                  (29)
       Debt and capital lease obligations, net                    (218)                 (476)
       Dividends                                                  (182)                 (176)
----------------------------------------------------------------------------------------------
Net (Decrease)Increase in Cash and Cash Equivalents             (4,541)                1,673
Beginning Cash and Cash Equivalents                              7,466                 8,023
----------------------------------------------------------------------------------------------
Ending Cash and Cash Equivalents                            $    2,925             $   9,696
==============================================================================================



The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation
------------------------------
        The accompanying condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Kenan Transport Company and its wholly owned subsidiary, Petro-Chemical Transport, Inc. All significant intercompany accounts and transactions have been eliminated.

        The condensed consolidated financial statements included herein have been prepared by Kenan Transport Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Balance Sheet as of December 31, 1999 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1999.

        The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included.

        The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Recent Accounting Pronouncements
-------------------------------------
        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that upon adoption all derivative instruments be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. SFAS No. 137 subsequently deferred the effective date of SFAS No. 133 for the Company to January 1, 2001. The Company will adopt SFAS No. 133 at that time. The application of Statement 133 is not expected to have a significant impact on the Company's financial position or results of operations.

                             KENAN TRANSPORT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



3.      Earnings Per Share
--------------------------
        A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share is presented in the table below (in thousands, except per share amounts):

                                           Three Months Ended
                                                 March 31

                                        ----------------------
                                         2000             1999
                                        ----------------------

        Net Income                     $  944          $   1,305
                                       =========================

        Weighted Average Shares:

          Basic shares                  2,422              2,422

        Dilutive effect of
           stock options                  --                --
                                       -------------------------
        Diluted shares                  2,422              2,422
                                       =========================
        Basic and diluted
           earnings per share          $  .39          $     .54


4.    Line-of-Credit
--------------------
On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line-of-Credit Facility (the facility) with a bank. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The facility matures in March 2003. Interest under the facility is variable based on LIBOR plus an applicable margin. The Company had $6,000,000 outstanding under the credit facility at March 31, 2000 and December 31, 1999. As of March 31, 2000, the Company had $10,500,000 available to it under the facility. The credit agreement contains the following financial covenants: (1) Funds from Operations to Funded Debt Ratio, and (2) Funded Debt to Capitalization. The Company was in compliance with the covenants as of March 31, 2000 and December 31, 1999.

The Company has entered into a simple interest rate swap agreement to manage costs and risks associated with changing interest rates. Under the agreement, the Company exchanges at specific intervals the difference between the fixed and variable rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The agreement effectively changes a portion of the Company's interest rate exposure on the line-of-credit from a floating rate to a fixed rate. At March 31, 2000, the notional principal amount of this agreement totaled $5,000,000. The agreement matures in March 2003. The average variable rates during the first quarter of 2000 and 1999 were 6.1% and 5.2%, respectively, compared to a fixed rate of 6.5% for these periods.

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

Results of Operations

        Revenue for the first quarter of 2000 was $38,279,000 compared to $33,961,000 for the first quarter of 1999. Net income was $944,000 compared to $1,305,000 in 1999. Earnings per share were $.39 compared to $.54 during the same period last year. Miles operated increased 8% from the first quarter of 1999.

        The increase in miles operated for the quarter compared to last year was primarily due to our adding new customers and growth within our existing, targeted customer base. The increase in revenue for the quarter compared to last year was due to the increase in business volume, price increases to cover the higher costs of our driver pay and benefits programs, and fuel surcharge programs that adjust our pricing as fuel prices rise.

        Operating expenses for the first quarter of 2000 increased $4,742,000 (15%) over the first quarter of 1999. The increase in operating expenses was primarily due to increases in miles operated, higher fuel prices, and increases in driver pay rates and benefit costs. As a percentage of revenue, fuel expense increased to 8.1% from 4.0% for the quarter compared to last year due to fuel prices, which increased 108% from the first quarter of 1999. Wages and employee benefits increased as a percentage of revenue to 52.5% from 51.7% due to the Company increasing driver wages and enhancing their benefits in order to continue attracting and retaining professional drivers in a very competitive labor market. The Company's operating ratio for the quarter was 95.8% compared to 94.0% in 1999.

        Interest expense was $171,000 for the first quarter of 2000 compared to $201,000 in 1999. The average balances of outstanding debt and capital lease obligations during the first quarter of 2000 and 1999 were approximately $10,019,000 and $13,668,000, respectively.

        The $185,000 decrease in interest income and other expenses for the quarter compared to 1999 was primarily due to gains on the sale of equipment in 1999.

Liquidity and Capital Resources

        At March 31, 2000, cash and cash equivalents totaled $2,925,000, a decrease of $4,541,000 from December 31, 1999. The decrease in cash and cash equivalents was primarily due to the Company purchasing 59 tractors and 45 trailers during the quarter under its replacement program designed to maintain an efficient, highly productive fleet. Working capital of $3,496,000 was down $2,969,000 from year-end 1999. At March 31, 2000, the Company had outstanding debt and capital lease obligations totaling $9,910,000 compared to $10,128,000 at December 31, 1999.

        The Company has second quarter cash commitments of approximately $7,105,000 for tractor and trailer replacements. Management believes that cash flows from operations and the Company's bank line-of-credit will be sufficient to fund these planned expenditures, as well as 2000 working capital requirements, expansion opportunities and other corporate needs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Inflation

        The Company's condensed consolidated financial statements are prepared based on historical dollars and are not intended to show the impact of inflation or changing prices. With the exception of driver wages and fuel prices, inflation and changing prices have not had a material effect on the Company's financial position and results of operations.

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

        The total cost incurred during 1999 to remediate the Year 2000 issue was approximately $250,000. The Company did not incur in the first quarter of 2000 nor does it expect to incur any further significant expenditure related to Year 2000.

Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as currency exchange rates and other relevant market rates or price changes. In the ordinary course of business, Kenan is exposed to interest rate risks and the Company regularly evaluates its exposure to this risk. The Company does not hold or issue derivative instruments for trading purposes.

        The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2000, the Company would have received approximately $122,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the interest rate swap agreement would decrease by approximately $131,000.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



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

  (b)          The  following  reports on Form 8-K have been filed during the quarter ended March 31, 2000:

               None

                                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      May 12, 2000                  BY: /s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                                              INDEX TO EXHIBITS

The exhibit filed as part of this report are listed below:

Exhibit
Number                            Description
--------       -------------------------------------------------------

27        Financial Data Schedule for the quarter ending
               March 31, 2000.