Form 10-Q
period 2000-06-30
KENAN TRANSPORT CO
filed 2000-08-10
CIK 745379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the quarterly period ended    June 30, 2000
                                              ----------------------
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

            Class                         Outstanding at July 31, 2000
          --------------------------- --------------------------------
         Common stock, no par value                  2,421,562

                             KENAN TRANSPORT COMPANY
                                      INDEX

                                                                         Page

                                                                        ------
Part I - Financial Information

        Consolidated Balance Sheets as of June 30,
           2000 and December 31, 1999                                         1

        Consolidated Statements of Income for the
           three and six months ended June 30, 2000 and 1999                  2

        Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2000 and 1999                        3

        Notes to Condensed Consolidated Financial Statements              4 - 6

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7 - 9


Part II - Other Information

        Item 4 - Submission of Matters to a Vote of
           Security Holders                                                  10

        Item 5 - Exhibits and Reports on Form 8-K                            10

        Signatures                                                           11

        Index to Exhibits                                                    12

                         PART I - FINANCIAL INFORMATION

                                   KENAN TRANSPORT COMPANY
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                 June 30,          December 31,
                                                   2000                1999
ASSETS                                          (Unaudited)          (Note 1)
-------------------------------------------------------------------------------
Current Assets

    Cash and cash equivalents                    $     4,243        $    7,466
    Accounts receivable, net                          10,152            10,966
    Operating supplies and parts                         680               676
    Prepayments:
        Tires                                          2,543             2,257
        Insurance, licenses and other                  1,677             1,484
        Deferred income taxes                          1,511             1,861
                                               --------------------------------
           Total Current Assets                       20,806            24,710
                                               --------------------------------
Operating Property

    Land                                               3,464             3,464
    Buildings and leasehold improvements              11,551            11,496
    Revenue equipment                                 87,059            79,888
    Other equipment                                    7,343             6,859
                                               --------------------------------
                                                     109,417           101,707
    Accumulated depreciation                         (42,392)          (40,625)
                                               --------------------------------
        Net Operating Property                        67,025            61,082
                                               --------------------------------

Intangible Assets, net                                10,080            10,368
                                               --------------------------------
Other Assets                                           2,442             2,131
                                               --------------------------------
                                                 $   100,353        $   98,291
                                               ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
Current Liabilities

    Capital lease obligations                    $       846        $      867
    Accounts payable                                   5,689             4,214
    Wages and employee benefits payable                8,500             9,008
    Claims payable                                     3,495             4,156
                                               --------------------------------
        Total Current Liabilities                     18,530            18,245
                                               --------------------------------

Long-Term Debt                                         6,000             6,000
                                               --------------------------------
Capital Lease Obligations                              2,801             3,261
                                               --------------------------------
Deferred Income Taxes                                 12,570            12,434
                                               --------------------------------
Shareholders' Equity

    Common stock; no par; 20,000,000 shares
        authorized; 2,421,562 shares issued
        and outstanding                                4,400             4,400
    Retained earnings                                 56,665            54,678
    Deferred incentive compensation                     (613)             (727)
                                               --------------------------------
        Total Shareholders' Equity                    60,452            58,351
                                               --------------------------------
                                                 $   100,353        $   98,291
                                               ================================

The Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                                KENAN TRANSPORT COMPANY
                           CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited and in thousands except per share amounts)


                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                                --------------------          --------------------
                                               2000              1999          2000            1999
------------------------------------------------------------------------------------------------------

Operating Revenue                           $    39,327       $   34,016    $   77,606     $    67,977

Operating Expenses

    Wages and employee benefits                  20,075           17,776        40,183          35,326
    Fuel and other operating expenses             8,866            7,136        17,813          14,191
    Depreciation and amortization                 3,086            2,678         5,957           5,347
    Taxes and licenses                            1,934            1,835         3,928           3,709
    Claims and insurance                          1,469            1,404         2,840           2,782
    Equipment rents                               1,462            1,359         2,844           2,764
------------------------------------------------------------------------------------------------------
                                                 36,892           32,188        73,565          64,119
------------------------------------------------------------------------------------------------------
Operating Income                                  2,435            1,828         4,041           3,858

Interest Expense                                   (162)            (241)         (333)           (442)
Interest Income and Other Expenses, Net              59              171           184             481
------------------------------------------------------------------------------------------------------
Income before Provision for Income Taxes          2,332            1,758         3,892           3,897
Provision for Income Taxes                          920              692         1,536           1,526
------------------------------------------------------------------------------------------------------
Net Income                                  $     1,412       $    1,066    $    2,356      $    2,371

======================================================================================================


Basic and diluted earnings per share        $       .58       $      .44    $      .97      $      .98

Operating ratio                                   93.8%            94.6%         94.8%            94.3%

Dividends paid per share                    $     .0750       $    .0725    $    .1500      $    .1450


The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                KENAN TRANSPORT COMPANY
                   CONDENSED CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
                     For the Six Months Ended June 30, 2000 and 1999
                         (Unaudited and dollars in thousands)


                                                        2000            1999
------------------------------------------------------------------------------

Cash Provided by (Used in):
    Operations                                     $     9,239       $   8,084
    Purchases of operating property, net               (11,612)         (2,288)
    Debt and capital lease obligations, net               (481)           (777)
    Dividends                                             (369)           (357)
------------------------------------------------------------------------------
Net (Decrease) Increase in Cash
    and Cash Equivalents                                (3,223)          4,662
Beginning Cash and Cash Equivalents                      7,466           8,023
------------------------------------------------------------------------------
Ending Cash and Cash Equivalents                   $     4,243       $  12,685
==============================================================================



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

        The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the information included.

        The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Recent Accounting Pronouncements
-----------------------------------------
        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that upon adoption all derivative instruments be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. SFAS No. 137 subsequently deferred the effective date of SFAS No. 133 for the Company to January 1, 2001. The Company will adopt SFAS No. 133 at that time. The application of Statement 133 is not expected to have a significant impact on the Company's financial position or results of operations.

                             KENAN TRANSPORT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

3.      Earnings Per Share
--------------------------
        A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share is presented in the table below (in thousands, except per share amounts):

                                   Three Months Ended         Six Months Ended
                                         June 30                   June 30
                                  -------------------        -----------------
                                     2000          1999        2000        1999
                                -----------------------------------------------

        Net Income                $   1,412    $   1,066   $  2,356    $  2,371
                                 ==============================================

        Weighted Average Shares:

          Basic shares                2,422        2,422      2,422       2,422

          Dilutive effect of
            stock options                --           --         --          --
                                 ----------------------------------------------
          Diluted shares              2,422        2,422      2,422       2,422
                                 ==============================================
        Basic and diluted
          earnings per share      $    0.58    $    0.44   $    .97    $    .98

During the quarters ended June 30, 2000 and June 30, 1999, the weighted average stock options outstanding of 395,567 and 328,900, respectively, were antidilutive and not included in the calculation of diluted net income per share. For the six-month periods ended June 30, 2000 and June 30, 1999, the weighted average stock options outstanding of 362,233 and 328,900, respectively, were antidilutive and not included in the calculation of diluted net income per share.

4.      Long-Term Debt
----------------------
On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line-of-Credit Facility (the facility) with a bank. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The facility matures in March 2003. Interest on borrowings under the facility is variable based on LIBOR plus an applicable margin. The Company had $6,000,000 outstanding under the facility at June 30, 2000 and December 31, 1999. As of June 30, 2000, the Company had an unused line of $10,000,000 available under the facility. The credit agreement contains the following financial covenants: (1) Funds from Operations to Funded Debt Ratio, and (2) Funded Debt to Capitalization Ratio. The Company was in compliance with the covenants as of June 30, 2000 and December 31, 1999.

The Company has entered into a simple interest rate swap agreement to manage costs and risks associated with changing interest rates. Under the agreement, the Company exchanges at specific intervals the difference between the fixed and variable rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The agreement effectively changes a portion of the Company's interest rate exposure on the line-of-credit from a floating rate to a fixed rate. At June 30, 2000, the notional principal amount of this agreement totaled $5,000,000. The agreement matures in March 2003. The average variable rates during the first six months of 2000 and 1999 were 6.1% and 5.0%, respectively, compared to a fixed rate of 6.5% for these periods.

The Company does not hold or issue derivative instruments for trading purposes.

                             KENAN TRANSPORT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.      Nonqualified Stock Options
----------------------------------

On May 1, 2000, 100,000 nonqualified stock options were awarded to key employees under the Company's 1998 Long-Term Incentive Plan. The options have an exercise price of $21.00, which is equal to the fair value at the date of grant. The options have a ten-year term with vesting periods of one to three years from the date of grant.

The Company applies Accounting Principles Board Opinion No. 25 (APB No.25), "Accounting for stock Issued to Employees," in accounting for stock option awards. In accordance with APB No. 25, the Company properly did not record compensation expense for the 100,000 stock options granted on May 1, 2000.

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

Results of Operations

        Revenue for the second quarter of 2000 was $39,327,000 compared to $34,016,000 for the second quarter of 1999, a 16% increase from year to year. Net income was $1,412,000 compared to $1,066,000 in 1999. Earnings per share were $.58 compared to $.44 during the periods for each year.

       Miles operated increased 10% from the second quarter of 1999.
The increase in miles operated was due to adding new customers and growth within the existing, targeted customer base. Price adjustments to offset the increased costs of higher fuel prices and driver pay and benefits contributed to a 5% increase in revenue for the second quarter of 2000 compared to 1999.

        Operating expenses for the second quarter of 2000 increased $4,704,000 (15%) over the second quarter of 1999. The increase in operating expenses was primarily due to increases in miles operated, higher fuel prices, and increases in driver pay rates and benefit costs. Fuel expense increased $1,390,000 due to 70% higher fuel prices and the increase in miles operated. Wages and employee benefits increased $2,299,000 due to the increase in volume and the Company increasing driver wages and providing higher benefits in order to continue attracting and retaining professional drivers. The Company's second quarter operating ratio improved to 93.8% from 94.6% in 1999 due to continued growth.

        Interest expense was $162,000 for the second quarter of 2000 compared to $241,000 in 1999. The average balances of outstanding debt and capital lease obligations during the second quarter of 2000 and 1999 were approximately $9,800,000 and $14,800,000, respectively.

        Revenue for the first six months of 2000 was $77,606,000 compared to $67,977,000 for 1999, a 14% increase from year to year. Net income was $2,356,000 compared to $2,371,000 in 1999. Earnings per share were $.97 compared to $.98 during the same period last year.

        Miles operated increased 9% from the first six months of 1999.
Operating expenses for the first six months of 2000 totaled $73,565,000, an increase of $9,446,000 (15%) due primarily to the higher volume and increases in wages and employee benefits and fuel costs. Wages and employee benefits expense increased 14% and $4,857,000, and fuel expense increased 108% and $3,135,000. Price adjustments to offset the increased costs of higher fuel prices and driver pay and benefits contributed to a 5% increase in revenue for the first six months of 2000 compared to 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF Financial
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Liquidity and Capital Resources

        At June 30, 2000, cash and cash equivalents totaled $4,243,000, a decrease of $3,223,000 from December 31, 1999. The decrease in cash and cash equivalents was primarily due to the purchase of tractors and trailers during the first six months under a replacement program designed to maintain an efficient, highly productive fleet. The additional cash used to pay for the tractors and trailers was generated from cash provided by operations. Working capital of $2,276,000 was down $4,189,000 from year-end 1999. At June 30, 2000, the Company had outstanding debt and capital lease obligations totaling $9,647,000 compared to $10,128,000 at December 31, 1999.

        The Company has third quarter cash commitments of approximately $4,000,000 for tractor and trailer replacements. Management believes that cash flows from operations and the Company's bank line-of-credit will be sufficient to fund these planned expenditures, as well as 2000 working capital requirements, expansion opportunities and other corporate needs.

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

Year 2000

        The Company has not experienced any disruption in its operations as of the date of this report as a result of Year 2000.

        The total cost incurred during 1999 related to the Year 2000 issue was approximately $250,000. The Company did not incur in the first half of 2000 nor does it expect to subsequently incur significant expenditures related to Year 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF Financial
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as currency exchange rates and other relevant market rates or price changes. In the ordinary course of business, the Company is exposed to interest rate risks and the Company regularly evaluates its exposure to this risk. The Company does not hold or issue derivative instruments for trading purposes.

        The estimated fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2000, the Company would have received approximately $110,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the interest rate swap agreement would have decreased by approximately $121,000.

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

        The Company's future operating results may be affected by a number of factors that include but are not limited to: general economic conditions such as inflation and interest rates; competitive conditions within the Company's markets, including adverse changes in demand for trucking services, pricing pressure, availability of drivers and fuel prices; the Company's ability to sell its services profitably, increase market share and manage expenses relative to revenue growth; changes in governmental regulation; changes in the trucking, transportation and logistic industries; and changes in the Company's labor relations or other unforeseeable circumstances.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
               The Registrant's Annual Meeting of Shareholders was held on May 1, 2000 for the purpose of electing a board of directors and conducting such other business that properly came before the meeting. Proxies for the meeting were solicited pursuant to
               Section 14(a) of the Securities Act of 1934 and there was no solicitation in opposition to management's solicitations. The proposals voted upon and the results of voting were as follows:

               Nominees for directors as listed in the proxy statement were elected for a one-year term with the following vote:

                                              Votes            Votes
                                               For           Withheld
                                           ----------       ----------
               Thomas S. Kenan, III           2,066,275            3,620
               Owen G. Kenan                  2,066,275            3,620
               Lee P. Shaffer                 2,066,275            3,620
               William C. Friday              2,066,175            3,720
               William O. McCoy               2,062,275            7,620
               Paul J. Rizzo                  2,065,975            3,920
               Braxton Schell                 2,066,175            3,720
               Kenneth G. Younger             2,062,475            7,420


Item 5. Exhibits and Reports on Form 8-K
------- ---------------------------------
  (a) The Exhibits to this Form 10-Q are listed on the accompanying index to Exhibits.

  (b) The following reports on Form 8-K have been filed during the quarter ended June 30, 2000:

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KENAN TRANSPORT COMPANY
                                              (Registrant)



DATE:      August 10, 2000                   BY:/s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

The exhibits filed as part of this report are listed below:

Exhibit

Number                            Description

--------       -------------------------------------------------------
27             Financial Data Schedule for the six months ending
               June 30, 2000.