Form 10-Q
period 2000-09-30
KENAN TRANSPORT CO
filed 2000-11-13
CIK 745379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              For the quarterly period ended    September 30, 2000
                                              ----------------------
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

            Class                         Outstanding at October 31, 2000
          --------------------------- --------------------------------
         Common stock, no par value                  2,421,562

                             KENAN TRANSPORT COMPANY

                                      INDEX

                                                                       Page
                                                                      -------
Part I - Financial Information

        Consolidated Balance Sheets as of September 30,
           2000 and December 31, 1999                                       1

        Consolidated Statements of Income for the Three
           and Nine Months ended September 30, 2000 and 1999                2

        Condensed Consolidated Statements of Cash Flows for
           the Nine Months ended September 30, 2000 and 1999                3

        Notes to Condensed Consolidated Financial Statements            4 - 6

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7 - 9



Part II - Other Information

        Item 4 - Submission of Matters to a Vote of
           Security Holders                                                10

        Item 5 - Exhibits and Reports on Form 8-K                          10

        Signatures                                                         11

        Index to Exhibits                                                  12

                                      PART I - FINANCIAL INFORMATION

                                       KENAN TRANSPORT COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)


                                                                    September 30,          December 31,
                                                                        2000                   1999
ASSETS                                                               (Unaudited)             (Note 1)
------------------------------------------------------------------------------------------------------

Current Assets

    Cash and cash equivalents                                         $     3,977           $    7,466
    Accounts receivable, net                                                9,997               10,966
    Operating supplies and parts                                              767                  676
    Prepayments:
        Tires                                                               2,614                2,257
        Insurance, licenses and other                                       1,902                1,484
        Deferred income taxes                                               1,964                1,861
                                                                    -----------------------------------
           Total Current Assets                                            21,221               24,710
                                                                    -----------------------------------
Operating Property

    Land                                                                    3,464                3,464
    Buildings and leasehold improvements                                   11,555               11,496
    Revenue equipment                                                      87,879               79,888
    Other equipment                                                         7,427                6,859
                                                                    -----------------------------------
                                                                          110,325              101,707
    Accumulated depreciation                                              (42,578)             (40,625)
                                                                    -----------------------------------
        Net Operating Property                                             67,747               61,082
                                                                    -----------------------------------

Intangible Assets, net                                                      9,936               10,368
                                                                    -----------------------------------
Other Assets                                                                2,548                2,131
                                                                    -----------------------------------
                                                                      $   101,452           $   98,291
                                                                    ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Current Liabilities

    Capital lease obligations                                         $       779           $      867
    Accounts payable                                                        4,701                4,214
    Wages and employee benefits payable                                     9,068                9,008
    Claims payable                                                          3,457                4,156
                                                                    -----------------------------------
        Total Current Liabilities                                          18,005               18,245
                                                                    -----------------------------------

Long-Term Debt                                                              6,000                6,000
                                                                    -----------------------------------
Capital Lease Obligations                                                   2,647                3,261
                                                                    -----------------------------------
Deferred Income Taxes                                                      13,078               12,434
                                                                    -----------------------------------
Shareholders' Equity

    Common stock; no par; 20,000,000 shares
        authorized; 2,421,562 shares issued
        and outstanding                                                     4,400                4,400
    Retained earnings                                                      57,878               54,678
    Deferred incentive compensation                                          (556)                (727)
                                                                    -----------------------------------
        Total Shareholders' Equity                                         61,722               58,351
                                                                    -----------------------------------
                                                                      $   101,452           $   98,291
                                                                    ===================================

The Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                                     KENAN TRANSPORT COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited and in thousands except per share amounts)


                                                          Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                         ----------------------               --------------------
                                                         2000              1999               2000            1999
--------------------------------------------------------------------------------------------------------------------

Operating Revenue                                     $    39,598       $   35,547        $   117,204     $   103,524

Operating Expenses

    Wages and employee benefits                            20,309           18,526             60,492          53,852
    Fuel and other operating expenses                       9,051            7,776             26,864          21,967
    Depreciation and amortization                           3,162            2,660              9,119           8,007
    Taxes and licenses                                      1,983            1,813              5,911           5,522
    Claims and insurance                                    1,446            1,396              4,286           4,178
    Equipment rents                                         1,432            1,321              4,276           4,085
----------------------------------------------------------------------------------------------------------------------
                                                           37,383           33,492            110,948          97,611
----------------------------------------------------------------------------------------------------------------------
Operating Income                                            2,215            2,055              6,256           5,913

Interest Expense                                             (166)            (221)              (499)           (663)
Interest Income and Other Expenses, Net                       271              227                455             708
----------------------------------------------------------------------------------------------------------------------
Income before Provision for Income Taxes                    2,320            2,061              6,212           5,958
Provision for Income Taxes                                    919              812              2,455           2,338
----------------------------------------------------------------------------------------------------------------------
Net Income                                            $     1,401       $    1,249        $     3,757     $     3,620

======================================================================================================================


Basic and diluted earnings per share                  $       .58       $      .51         $     1.55     $      1.49

Operating ratio                                              94.4%            94.2%              94.7%           94.3%

Dividends declared per share                          $     .0775       $    .0750         $    .2275     $     .2200


The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For
                the Nine Months Ended September 30, 2000 and 1999

                      (Unaudited and dollars in thousands)


                                                    2000                 1999
--------------------------------------------------------------------------------

Cash Provided by (Used in):
    Operations                                $    13,121            $  14,346
    Purchases of operating property, net          (15,351)              (7,824)
    Debt and capital lease obligations, net          (702)              (3,051)
    Dividends                                        (557)                (539)
--------------------------------------------------------------------------------
Net (Decrease) Increase in Cash
    and Cash Equivalents                           (3,489)               2,932
Beginning Cash and Cash Equivalents                 7,466                8,023
--------------------------------------------------------------------------------
Ending Cash and Cash Equivalents              $     3,977            $  10,955
================================================================================



The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                             KENAN TRANSPORT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation
-----------------------------
        The  accompanying   condensed   consolidated  financial  statements  are
prepared in conformity with accounting principles generally accepted in the United States (GAAP) and include the accounts of Kenan Transport Company and its wholly owned subsidiary, Petro-Chemical Transport, Inc. All significant intercompany accounts and transactions have been eliminated.

        The condensed consolidated financial statements included herein have been prepared by Kenan Transport Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Balance Sheet as of December 31, 1999 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1999.

        The condensed consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the information included.

        The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                             KENAN TRANSPORT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

3.      Earnings Per Share
--------------------------
        A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share is presented in the table below (in thousands, except per share amounts):

                                                 Three Months Ended               Nine Months Ended
                                                    September 30                    September 30
                                                 -------------------              -------------------
                                                  2000          1999              2000          1999
                                                 ----------------------------------------------------

        Net Income                              $ 1,401        $  1,249         $  3,757      $ 3,620
                                                 ====================================================

        Weighted Average Shares Outstanding:

          Basic shares                            2,422           2,422            2,422        2,422

          Dilutive effect of
            stock options                             1              --               --           --
                                                 ----------------------------------------------------
          Diluted shares                          2,423           2,422            2,422        2,422
                                                 ====================================================
        Basic and diluted
          earnings per share                   $   0.58        $   0.51         $   1.55      $  1.49

        Weighted Average Stock
          Options Outstanding
          (in thousands)                            429             329              384          329

4.      Long-Term Debt
----------------------
On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line-of-Credit Facility (the facility) with a bank. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The facility matures in March 2003. Interest on borrowings under the facility is variable based on LIBOR plus an applicable margin. The Company had $6,000,000 outstanding under the facility at September 30, 2000 and December 31, 1999. As of September 30, 2000, the Company had an unused line of $9,500,000 available under the facility. The credit agreement contains the following financial covenants: (1) Funds from Operations to Funded Debt Ratio, and (2) Funded Debt to Capitalization Ratio. The Company was in compliance with the covenants as of September 30, 2000 and December 31, 1999.

The Company has entered into a simple interest rate swap agreement to manage costs and risks associated with changing interest rates. Under the agreement, the Company exchanges at specific intervals the difference between the fixed and variable rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The agreement effectively changes a portion of the Company's interest rate exposure on the line-of-credit from a floating rate to a fixed rate. At September 30, 2000, the notional principal amount of this agreement totaled $5,000,000. The agreement matures in March 2003. The average variable rates during the first nine months of 2000 and 1999 were 6.7% and 5.5%, respectively, compared to a fixed rate of 6.5% for these periods.

The Company does not hold or issue derivative instruments for trading purposes.

                             KENAN TRANSPORT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


5.      Nonqualified Stock Options
----------------------------------
On May 1, 2000, 100,000 nonqualified stock options were awarded to key employees under the Company's 1998 Long-Term Incentive Plan. The options have an exercise price of $21.00, which is equal to the fair value of a share of the Company's stock at the date of grant. The options have a ten-year term with vesting periods of one to three years from the date of grant.

The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," in accounting for stock option awards. In accordance with APB No. 25, the Company properly did not record compensation expense for the 100,000 stock options granted on May 1, 2000.

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

Results of Operations

        For the third quarter of 2000, revenue was $39,598,000 compared to $35,547,000 for the third quarter of 1999, an 11% increase from year to year. Net income was $1,401,000 compared to $1,249,000 in 1999. Earnings per share were $.58 compared to $.51 during the periods for each year.

     Miles operated increased 6% from the third quarter of 1999.The increase in miles operated was due to adding new customers and growth within the existing, targeted customer base. Price adjustments to offset the increased costs of higher fuel prices and driver pay and benefits contributed to a 5% increase in revenue for the third quarter of 2000 compared to 1999.

        Operating expenses for the third quarter of 2000 increased $3,891,000 (12%) over the third quarter of 1999. The increase in operating expenses was primarily due to increases in miles operated, higher fuel prices, and increases in driver pay rates and benefit costs. Fuel expense increased $1,229,000 due to 56% higher fuel prices and the increase in miles operated. Wages and employee benefits increased $1,783,000 primarily due to the increase in volume and the Company increasing driver wages and providing higher benefits in order to continue attracting and retaining professional drivers. The Company's third quarter operating ratio was 94.4% compared to 94.2% in 1999.

        Interest expense was $166,000 for the third quarter of 2000 compared to $222,000 in 1999. The average balances of outstanding debt and capital lease obligations during the third quarter of 2000 and 1999 were approximately $9,500,000 and $13,600,000, respectively.

        For the first nine months of 2000, revenue was $117,204,000 compared to $103,524,000 for 1999, a 13% increase from year to year. Net income was
$3,757,000 compared to $3,620,000 in 1999. Earnings per share were $1.55 compared to $1.49 during the same period last year.

     Miles operated increased 8% from the first nine months of 1999. Operating expenses for the first nine months of 2000 totaled $110,948,000, an increase of $13,337,000 (14%) due primarily to the higher volume and increases in wages and employee benefits and fuel costs. Wages and employee benefits expense increased $6,640,000 (12%), and fuel expense increased $4,364,000 (89%). In addition, depreciation expense for tractors and trailers increased $1,129,000 primarily due to replacing older equipment and operating leases acquired in the acquisitions of Transport South and Petro-Chemical Transport with new owned equipment. Price adjustments to offset the increased costs of higher fuel prices and driver pay and benefits contributed to a 5% increase in revenue for the first nine months of 2000 compared to 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF Financial
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Liquidity and Capital Resources

        At September 30, 2000, cash and cash equivalents totaled $3,977,000, a decrease of $3,489,000 from December 31, 1999. The decrease in cash and cash equivalents was primarily due to the purchase of tractors and trailers during the first nine months under the Company's replacement program designed to maintain an efficient, highly productive fleet. In addition, 25 tractors that were operated under operating leases were replaced with owned equipment. The additional cash used to pay for the new tractors and trailers was generated from cash provided by operations. Working capital of $3,216,000 was down $3,249,000 from year-end 1999. At September 30, 2000, the Company had outstanding debt and capital lease obligations totaling $9,426,000 compared to $10,128,000 at December 31, 1999.

        The Company has fourth quarter net cash commitments of approximately $1,300,000 for tractor and trailer replacements. Management believes that cash flows from operations and the Company's bank line-of-credit will be sufficient to fund these planned expenditures, as well as 2000 working capital requirements, expansion opportunities and other corporate needs.

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

        The estimated fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2000, the Company would have received approximately $43,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the interest rate swap agreement would have decreased by approximately $112,000.

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

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
               None.


Item 5. Exhibits and Reports on Form 8-K
------- ---------------------------------
  (a) The Exhibits to this Form 10-Q are listed on the accompanying index to Exhibits.

  (b) The following reports on Form 8-K have been filed during the quarter ended September 30, 2000:

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KENAN TRANSPORT COMPANY
                                            (Registrant)

DATE:      November 10, 2000                   BY:/s/  William L. Boone
                                             ----------------------------
                                             Vice President-Finance and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

The exhibits filed as part of this report are listed below:

Exhibit
Number                            Description
--------       -------------------------------------------------------
27             Financial Data Schedule for the nine months ending
               September 30, 2000.