Form 10KT405
period 2000-12-31
KENAN TRANSPORT CO
filed 2001-03-21
CIK 745379

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended   December 31, 2000
                                          -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     Commission File Number       0-12058
                                 -------
                           KENAN TRANSPORT COMPANY

           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     North Carolina                                                 56-0516485
  ---------------------------------          ----------------------------------
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


Based on the closing sales price of March 14, 2001, the aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the registrant was $45,432,728.
                                 -----------

The  number  of  shares  outstanding  of  the  registrant's   common  stock  was
2,420,662 at March 14, 2001.

                                     PART I


Item 1   Business
------------------------------------------------------------------------------
General Development of Business

         Kenan Transport Company (Kenan) and its wholly owned subsidiary, Petro-Chemical Transport, Inc. (PCT) (together referred to as the Company or Registrant), are engaged in the transportation of petroleum, propane gas and chemicals in intrastate and interstate commerce.

         Kenan incorporated under the laws of the State of North Carolina on April 8, 1949. Entering 1998, it had grown to become one of the twenty largest tank truck carriers in the nation, with its operations concentrated in the Southeast. On February 28, 1998, it acquired all of the outstanding stock of PCT from CITGO Petroleum Corporation. PCT greatly expanded the Company's national presence and service area. It also brought to the Company a remote inventory control and logistics system that it operates from its headquarters in Dallas, Texas. The system enables PCT to monitor product inventories electronically for current and prospective customer retail locations and dispatch delivery of product to them on an as-needed basis.

         With the acquisition of PCT, the Company has grown to be among the ten largest tank truck carriers in the nation, with PCT accounting for 35% of the Company's 2000 consolidated revenues.

         On January 25, 2001, the Company and Advantage Management Holdings Corp. entered into a merger agreement pursuant to which Advantage is to acquire Kenan Transport Company for $35 per share in cash. The transaction is conditioned upon, among other things, the approval of Kenan's shareholders and the expiration of certain regulatory waiting periods. The transaction is expected to close in the second quarter of 2001.

         Following the merger, Kenan will be owned by a new entity, which will be named The Kenan Advantage Group, Inc. and will be privately held.

Financial Information about Industry Segments

         For financial reporting purposes, the Company is deemed to engage in one industry segment, the transportation of petroleum, propane gas and chemicals in the tank truck industry. The Company has no geographical presence outside the United States.

Narrative Description of Business

         At December 31, 2000, the Company operated a network of terminals and a fleet of 730 tractors and 1,028 specialized trailers. The Company had 1,704 employees at year-end. CITGO Petroleum Corporation accounted for 22% of the Company's revenue in 2000 under a transportation service agreement with terms through September 30, 2006.

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

Item 2   Properties

-------------------------------------------------------------------------------

         The Company owns 21 real properties that are used for its terminal facilities and are located in five states: Florida, Georgia, North Carolina, South Carolina and Virginia. At December 31, 2000, these properties had a net book value of $11,666,000. The Company leases 29 real properties located in the Southeast and Texas under lease terms ranging from monthly to five years. An additional 36 facilities are used under equipment rental and maintenance contracts.

         The Company transports freight using over-the-road tractors and trailers, which at December 31, 2000 consisted of the following: 570 owned tractors and 1,000 owned trailers with a net book value of $58,921,000; 60 tractors and 24 trailers under capital lease agreements with a net book value of $3,326,000; 90 tractors and 4 trailers under operating lease agreements with terms ranging from one to six years; and 10 tractors under agreements with independent owner-operators.

Item 3   Legal Proceedings

-------------------------------------------------------------------------------

         There is no material pending legal proceeding.

Item 4   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------------

         No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5   Market for the Registrant's Common Equity and Related
                         Shareholder Matters
-------------------------------------------------------------------------------

         On October 21, 1986, the Registrant's stock began trading on the NASDAQ
stock  market  under  the  symbol  KTCO.  The  Company  had   approximately  616
shareholders of record on December 31, 2000.

         The high and low sale prices and the cash dividends paid per share for each quarter in the last two fiscal years are shown below:

                                       2000                                        1999
                    -------------------------------------------  ------------------------------------------
                    -------------------------------------------  ------------------------------------------

Quarter                 High           Low          Dividend        High            Low         Dividend
---------------     -------------  -------------  -------------  ------------   ------------  -------------
---------------     -------------  -------------  -------------  ------------   ------------  -------------

First                  $32.18         $21.00        $.0750          $34.00         $31.00       $.0725

Second                  21.00          18.00         .0750           32.75          30.50        .0725

Third                   25.00          19.13         .0775           32.50          30.13        .0750

Fourth                  27.50          20.25         .0775           34.13          30.43        .0750


Item 6   Selected Financial Data
-------------------------------------------------------------------------------
Selected financial data for the past five years is presented below:


                                                 2000              1999           1998            1997           1996
---------------------------------------------------------------------------------------------------------------------

Operations (in thousands)
---------------------------------
Operating revenue                        $    157,638      $    141,552   $    130,046     $    73,308    $    68,795
Operating income                                8,900             7,627          9,130           6,462          6,244
Net income                                      5,303             4,662          5,159           4,090          3,805

Per Share Data
---------------------------------
Basic and diluted earnings (1)           $       2.19      $       1.93    $      2.14     $      1.71    $      1.59
Dividends declared                              .3075             .2975          .2875           .2775          .2675
Book value                                      26.08             24.10          22.37           20.61          19.19
Market value                                    25.00            32.175          32.00           36.63          19.00

Financial Position (in thousands)
---------------------------------
Cash, cash equivalents and
  short-term investments                 $      7,273      $      7,466    $     8,023     $     3,422    $    11,181
Working capital                                 6,983             6,465          7,239           1,753         10,034
Net operating property                         65,750            61,082         57,625          52,239         44,133
Total assets                                  102,837            98,291         94,644          77,115         65,044
Total debt, including
  capital lease obligations                     9,262            10,128         13,164           5,570             --
Shareholders' equity                           63,126            58,351         54,180          49,368         45,843

Ratios and Statistics
---------------------------------
Operating ratio                                 94.4%             94.6%          93.0%           91.2%          90.9%
Return on equity                                   8%                8%            10%              9%             9%
Current ratio                                    1.40              1.35           1.42            1.12           2.00
Debt equity ratio                                 .15               .17            .24             .11             --
Shares outstanding (in thousands)               2,421             2,422          2,422           2,395          2,389


(1)      All periods restated in accordance with SFAS No. 128.



Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------
General

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                            Percentage of Operating Revenue
                                            -------------------------------
Years Ended December 31                    2000         1999             1998
-------------------------------------------------------------------------------

Operating revenue                         100.0%      100.0%            100.0%

Operating expenses

  Wages and employee benefits              51.5        51.8              50.6
  Fuel and other operating expenses        23.0        21.7              21.0
  Depreciation and amortization             7.8         7.7               8.0
  Taxes and licenses                        5.1         5.3               5.4
  Insurance and claims                      3.5         4.2               3.9
  Equipment rents                           3.5         3.9               4.1
                                           ----------------------------------
  Total operating expenses                 94.4        94.6              93.0
                                           ----------------------------------
Operating income                            5.6         5.4               7.0
Interest expense                            (.4)        (.6)              (.5)
Other income and expenses, net               .4          .6                .2
Income tax expense                         (2.2)       (2.1)             (2.7)
                                           ----------------------------------
Net income                                  3.4         3.3               4.0
                                           ==================================

Results of Operations - 2000 Compared to 1999

         Operating revenue  increased  $16,086,000 (11%) in 2000 to $157,638,000 primarily due to overall increases in our average revenue per mile and volume growth with new and existing customers. The Company's average revenue per mile increased 6% to $1.90 from $1.79 in 1999 due to increases in our rates and fuel surcharges. Miles operated increased 5% to 83,116,000 in 2000.

         Operating expenses increased $14,813,000 (11%) in 2000 to $148,738,000.
Operating expenses increased primarily due to the continuing increase in diesel fuel prices, which we are passing on to our customers through fuel surcharges, and the effect of growth in business on operating costs. The Company's operating ratio, which represents operating expenses as a percentage of operating revenues, improved slightly to 94.4% in 2000 from 94.6% in 1999.

         Wages and employee benefits increased $7,841,000 (11%) in 2000 to $81,192,000 and decreased as a percentage of revenue to 51.5% from 51.8% in 1999. Driver wage expense is the Company's largest operating expense and was affected by the 5% increase in miles. In 2000, the Company experienced increases in workers' compensation claims and group insurance costs, which together increased $2,132,000 from 1999. In addition, the Company raised driver wages in order to continue attracting and retaining professional drivers in a very competitive labor market.

         Fuel and other operating expenses increased $5,519,000 (18%) in 2000 to $36,247,000 and as a percentage of revenues to 23.0% from 21.7% in 1999. Fuel expense increased $5,350,000 to $12,825,000 primarily due to a 64% increase in the average price of diesel fuel and the 5% increase in miles operated.

         Depreciation and amortization expenses increased $1,422,000 (13%) to $12,263,000 and as a percentage of revenue to 7.8% from 7.7% in 1999. Depreciation increased slightly as a percentage of revenue primarily due to the Company replacing leased equipment with owned equipment, which also resulted in equipment rents decreasing as a percentage of revenue to 3.5% from 3.9% in 1999.

         Insurance and claims cost decreased $414,000 (7%) to $5,548,000 and as a percentage of revenue to 3.5% from 4.2% in 1999, due to a decrease in auto liability claims costs.

         Interest expense decreased $190,000 (22%) to $662,000 in 2000 and as a percentage of revenue to 0.4% from 0.6% in 1999. The decrease was primarily due to the Company paying down $4,000,000 on its outstanding borrowings against its line-of-credit during the second half of 1999. In addition, the Company paid down $866,000 on its capital lease obligations during 2000.

         Other interest income and expenses decreased $257,000 (31%) to $568,000. The decrease was due to a decrease of approximately $5,600,000 in the Company's average cash balance in 2000. The Company's excess cash is invested on a daily basis primarily in commercial paper.

         Taxes and licenses expense was relatively unchanged as a percentage of revenue in 2000 compared to 1999.

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

         Operating expenses increased $13,009,000 (11%) in 1999 to $133,925,000. The increase was due largely to the inclusion of PCT for a full year in 1999 compared to ten months in 1998. PCT's operating expense was $44,945,000 compared to $32,682,000 in 1998, an increase of $12,263,000. In addition, operating expenses increased due to the significant increases in driver wages and benefits and diesel fuel prices that affected the operating results of the entire trucking industry in 1999. Consequently, the operating ratio, which represents the Company's operating expenses as a percentage of operating revenues, increased to 94.6% in 1999 from 93.0% in 1998.

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

Liquidity and Capital Resources

        At the end of 2000, cash and cash equivalents totaled $7,273,000, a decrease of $193,000 from the end of 1999. Working capital of $6,983,000 was up $518,000 from December 31, 1999, and the current ratios were 1.40 and 1.35, respectively. The Company negotiated an agreement in 1998 with a bank for an unsecured $20,000,000 line-of-credit with the line available reducing by $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The agreement matures in March 2003. As of December 31, 2000, the Company had an outstanding balance borrowed on the line-of-credit facility of $6,000,000, which is classified as long-term.

        The continued growth of the Company's business has and will continue to require significant investments in revenue equipment. The Company has financed revenue equipment purchases with cash flows from operations and through capital lease obligations.

        Net capital expenditures for tractor and tank trailer replacements and other equipment needs are projected to be $15,000,000 in 2001. At December 31, 2000, the Company was committed to spend $5,000,000 for revenue equipment in 2001. Management believes that cash flows from operations, the Company's line-of-credit and capital lease financing will be sufficient to fund these planned expenditures as well as 2001 working capital requirements and other corporate needs.

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

        At December 31, 2000, the Company had debt totaling $6,000,000 and an interest rate swap agreement with a notional value of $5,000,000. The swap agreement effectively converts $5,000,000 of the Company's outstanding floating rate debt to a fixed interest rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. For floating rate debt, interest rate changes generally do not affect fair market values but do affect the future earnings and cash flows, assuming other factors are held constant.

        The fair value of the swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2000, the Company would have paid $44,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the swap agreement would decrease by $103,000.

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

Item 8   Financial Statements and Supplementary Data
-------------------------------------------------------------------------------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Kenan Transport Company:

        We have audited the accompanying consolidated balance sheets of Kenan Transport Company (a North Carolina corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenan Transport
Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  Arthur Andersen LLP

Raleigh, North Carolina,
February 2, 2001.

                     KENAN TRANSPORT COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except number of shares)

                                                                        December 31
                                                                 ------------------------
                                                                   2000          1999
-----------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------
Current Assets

     Cash and cash equivalents                                 $    7,273     $   7,466
     Accounts receivable, net                                      10,572        10,966
     Operating supplies and parts                                     824           676
     Prepaid tires                                                  2,483         2,257
     Prepaid insurance, licenses and other                          1,440         1,484
     Deferred income taxes                                          1,899         1,861
                                                                 ----------------------
           Total Current Assets                                    24,491        24,710
                                                                 ----------------------
Operating Property
     Land                                                           3,464         3,464
     Buildings and leasehold improvements                          11,565        11,496
     Revenue equipment                                             88,085        79,888
     Other equipment                                                7,481         6,859
                                                                 ----------------------
                                                                  110,595       101,707
     Accumulated depreciation and amortization                    (44,845)      (40,625)
                                                                 ----------------------
           Operating Property, net                                 65,750        61,082
                                                                 ----------------------
Intangible Assets, net                                              9,792        10,368
                                                                 ----------------------
Other Assets                                                        2,804         2,131
                                                                 ----------------------
                                                               $  102,837     $  98,291
                                                                 ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------
Current Liabilities
     Capital lease obligations                                 $      820     $     867
     Accounts payable                                               4,133         4,214
     Wages and employee benefits payable                            9,347         9,008
     Claims payable                                                 3,208         4,156
                                                                 ----------------------
           Total Current Liabilities                               17,508        18,245
                                                                 ----------------------
Long-term Debt                                                      6,000         6,000
                                                                 ----------------------
Capital Lease Obligations                                           2,442         3,261
                                                                 ----------------------
Deferred Income Taxes                                              13,761        12,434
                                                                 ----------------------
Commitments and Contingencies (Note 5 and 7)

Shareholders' Equity
     Common stock; no par; 20,000,000 shares authorized;
         2,420,662 and 2,421,562 shares issued and
         outstanding in 2000 and 1999, respectively                 4,353         4,400
     Retained earnings                                             59,236        54,678
     Deferred incentive compensation                                 (463)         (727)
                                                                 ----------------------
                                                                   63,126        58,351
                                                                 ----------------------
                                                               $  102,837     $  98,291
                                                                 ======================

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                     KENAN TRANSPORT COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share amounts)


                                                                    Years Ended December 31
                                                                 ------------------------------------
                                                            2000             1999              1998
-----------------------------------------------------------------------------------------------------
Operating Revenue                                      $   157,638      $   141,552        $  130,046
                                                       ----------------------------------------------
Operating Expenses
     Wages and employee benefits                            81,192           73,351            65,845
     Fuel and other operating expenses                      36,247           30,728            27,286
     Depreciation and amortization                          12,263           10,841            10,402
     Taxes and licenses                                      7,930            7,516             7,039
     Insurance and claims                                    5,548            5,962             5,075
     Equipment rents                                         5,558            5,527             5,269
                                                       ----------------------------------------------
                                                           148,738          133,925           120,916
                                                       ----------------------------------------------
Operating Income                                             8,900            7,627             9,130
     Interest expense                                         (662)            (852)             (762)
     Interest income and other expenses, net                   568              825               301
                                                       ----------------------------------------------
Income before Provision for Income Taxes                     8,806            7,600             8,669
     Provision for income taxes                              3,503            2,938             3,510
                                                       ----------------------------------------------
Net Income                                             $     5,303      $     4,662        $    5,159
                                                       ==============================================

Basic and Diluted Earnings Per Share                   $      2.19      $      1.93        $     2.14
                                                       ==============================================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     KENAN TRANSPORT COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF Shareholders' equity
                                 (In thousands)

                                        Common Stock                                                           Total
                                      -----------------            Retained            Deferred             Shareholders'
                                     Shares       Amount           Earnings          Compensation              Equity
                                   --------------------------------------------------------------------------------------
Balance, December 31, 1997             2,395        3,096             46,272                   --                 49,368

Dividends - $.29 per share                                              (695)                                       (695)
Stock bonus award                          6          197                                                            197
Issuance of restricted stock              21          696                                    (696)                   --
Nonqualified stock option
     award                                            411                                    (411)                   --
Recognition of deferred
     compensation                                                                             151                    151
Net income                                                             5,159                                       5,159

                                   --------------------------------------------------------------------------------------
Balance, December 31, 1998             2,422        4,400             50,736                 (956)                54,180

Dividends - $.30 per share                                              (720)                                       (720)
Recognition of deferred
     compensation                                                                             229                    229
Net income                                                             4,662                                       4,662

                                   --------------------------------------------------------------------------------------
Balance, December 31, 1999             2,422      $ 4,400         $   54,678            $    (727)            $   58,351

Dividends- $.31 per share                                               (745)                                       (745)
Cancellation of restricted stock          (1)         (30)                                     30                    --
Cancellation of nonqualified
     stock options                                    (17)                                     17                    --
Recognition of deferred
     compensation                                                                             217                    217
Net income                                                             5,303                                       5,303


                                   --------------------------------------------------------------------------------------
Balance, December 31, 2000             2,421      $ 4,353         $   59,236            $    (463)            $   63,126

                                   ======================================================================================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     KENAN TRANSPORT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                 Years Ended December 31
                                                                                                ----------------------------------
                                                                                          2000             1999              1998
Cash Flows from Operating Activities:
     Net income                                                                       $   5,303         $  4,662        $    5,159

     Adjustments  to  reconcile  net income to net cash
     provided  by  operating activities:
       Depreciation and amortization                                                     12,263           10,841            10,402
       Deferred income taxes                                                              1,289            1,494               390
       Common stock issued under incentive plan                                             --               --                197
       Amortization of deferred compensation                                                217              229               151
       Changes in operating assets and liabilities
         net of effects from business acquisitions:
           Accounts receivable                                                              394             (525)             (478)
           Operating supplies and parts                                                    (148)            (104)              (51)
           Prepayments                                                                     (182)            (428)             (259)
           Accounts payable                                                                 (81)           1,430              (867)
           Wages and employee benefits payable                                              339             (323)            1,225
           Claims payable                                                                  (948)             214               389
       Other, net                                                                          (673)            (460)             (401)
                                                                                      ---------------------------------------------
     Net cash provided by operating activities                                           17,773           17,030            15,857
                                                                                      ---------------------------------------------
Cash Flows from Investing Activities:
     Purchases of operating property, net                                               (16,355)         (11,544)           (8,267)
     Business acquisitions                                                                  --               --             (7,880)
                                                                                      ---------------------------------------------
     Net cash used in investing activities                                              (16,355)         (11,544)          (16,147)
                                                                                      ---------------------------------------------
Cash Flows from Financing Activities:
     Borrowings under line-of-credit agreement                                              --               --              7,500
     Payments on line-of-credit                                                             --            (4,000)              --
     Payments on note obligations                                                           --               --               (375)
     Principal payments on capital lease obligations                                       (866)          (1,323)           (1,539)
     Dividends                                                                             (745)            (720)             (695)
                                                                                      --------------------------------------------
     Net cash (used in) provided by financing activities                                 (1,611)          (6,043)            4,891
                                                                                      --------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                       (193)            (557)            4,601
Cash and Cash Equivalents at Beginning of Year                                            7,466            8,023             3,422
                                                                                      --------------------------------------------
Cash and Cash Equivalents at End of Year                                              $   7,273         $  7,466        $    8,023
                                                                                      ============================================

Noncash Investing and Financing Activities:
     Liabilities assumed in business acquisitions                                     $     --          $    --
$    4,048

     Equipment acquired through capital leases                                              --             2,287             1,633

Supplemental Cash Flow Disclosures:
     Interest paid                                                                    $     679         $    993
$    597

     Income taxes paid                                                                    1,757            1,900             3,228



The Notes to Consolidated Financial Statements are an integral part of these statements.

                    KENAN TRANSPORT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1         Significant Accounting Policies

-------------------------------------------------------------------------------

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

Cash Equivalents and Short-Term Investments

The Company classifies investments maturing within three months from the date of purchase as cash equivalents. All investments at December 31, 2000 and 1999 were cash equivalents.

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

Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that upon adoption all derivative instruments be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," subsequently deferred the effective date of SFAS No. 133 for the Company to January 1, 2001. The Company has entered into an interest rate swap (Note 5) and believes that this is the only derivative the Company has that would qualify under this pronouncement. Effective January 1, 2001, the Company adopted SFAS No. 133 for accounting treatment. The application of Statement 133 did not have a significant impact on the Company's financial position or results of operations.

Note 2         Earnings Per Share
-------------------------------------------------------------------------------


A reconciliation of net income and the weighted average number of shares outstanding used in calculating basic and diluted earnings per share for the years ended December 31 is presented below (in thousands except per share amounts):

                                                 2000             1999              1998
                                            --------------------------------------------
Net income                                  $   5,303         $  4,662         $   5,159
                                            ============================================

Beginning shares outstanding                    2,422            2,422             2,395
Shares issued under executive
     incentive plan                                --               --                19
Restricted shares forfeited                        (1)              --                --
                                            --------------------------------------------
     Basic shares outstanding                   2,421            2,422             2,414

Dilutive effect of stock options                    3               --                 1
                                            --------------------------------------------
     Diluted shares outstanding                 2,424            2,422             2,415
                                            ============================================
Basic and diluted earnings per share        $    2.19         $   1.93         $    2.14
                                           =============================================


Note 3  Business Acquisition
-------------------------------------------------------------------------------

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

The acquisition has been accounted for using the purchase method of accounting. The accompanying consolidated statements of income include results of operations of PCT from the time of the acquisition. The purchased assets and liabilities assumed have been recorded in the Company's financial statements at their estimated fair market values. The excess of the purchase cost over the fair value of net assets acquired in the acquisition (goodwill) is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over an average of 20 years on a straight-line basis.

Goodwill at December 31, 2000 and 1999 was $11,519,000. Amortization expense was $576,000 in 2000 and 1999, and $543,000 in 1998. Accumulated amortization at December 31, 2000 and 1999 was $1,727,000 and $1,151,000, respectively. The carrying amount of goodwill is included in the intangible assets caption on the balance sheet and is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods.

The following unaudited pro forma summary presents the consolidated results of operations of the Company, as if the acquisition had occurred as of January 1, 1998. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future (in thousands except per share amounts).

         Pro Forma Information (unaudited) for the year ended December 31, 1998 (in thousands):

               Revenue                                        $     136,884
               Net income                                             5,338
               Basic and diluted earnings per share                    2.21


Note 4         Line-of-Credit
-------------------------------------------------------------------------------

On February 13, 1998, the Company negotiated an unsecured $20,000,000 Reducing Line-of-Credit Facility with a bank. The facility replaced the Company's previous $7,000,000 line-of-credit. Funds available under the line reduce $500,000 per quarter beginning July 1, 1998 to a minimum line of $10,000,000. The facility matures in March 2003. Interest under the facility is variable based on LIBOR plus an applicable margin, which at December 31, 2000 was 7.1%. At December 31, 2000 and 1999, the Company had $6,000,000 outstanding under the credit facility. The total of available funds under the credit facility at December 31, 2000 was $9,000,000. The credit agreement contains the following financial covenants: (1) Funds from Operations to Funded Debt Ratio, and (2) Funded Debt to Capitalization. The Company was in compliance with the covenants as of December 31, 2000 and 1999.

The Company has entered into a simple interest rate swap agreement to manage costs and risks associated with changing interest rates. Under the agreement, the Company exchanges at specific intervals the difference between the fixed and variable rate interest amounts calculated by reference to the notional amount with any differential recorded as an adjustment to interest expense. The agreement effectively changes a portion of the Company's interest rate exposure on the line-of-credit from a floating rate to a fixed rate. At December 31, 2000, the notional principal amount of this agreement totaled $5,000,000. The agreement matures in March 2003. The average variable rates during 2000 and 1999 were 6.8% and 5.5%, respectively, compared to a fixed rate of 6.5% for these periods.

The Company does not hold or issue derivative instruments for trading purposes.

Note 5  Fair Value of Financial Instruments
-------------------------------------------------------------------------------

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

Interest Rate Swap

The fair market value of the interest rate swap was obtained from the financial institution that is the counterparty to the agreement, and it represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2000, the Company would have paid $44,000 to terminate the agreement. Assuming a 100 basis point reduction in the LIBOR interest rate curve, the fair value of the swap agreement would decrease by $103,000.

Letters-of-Credit

The Company uses third party letters-of-credit to guarantee certain casualty insurance activities. The letters reflect fair value as a condition of their purpose and are subject to fees competitively determined in the marketplace. The contract/fair value of the letters-of-credit at December 31, 2000 and 1999 was $3,138,000.

Security Bonds

The Company uses third party security bonds to guarantee certain casualty insurance activities. The bonds reflect fair value as a condition of their purpose and are subject to fees competitively determined in the marketplace. The contract/fair values of the security bonds at December 31, 2000 and 1999 were $1,400,000 and $1,100,000, respectively.

Note 6         Income Taxes
-------------------------------------------------------------------------------

Deferred income taxes reflect the net income tax effect of temporary differences between the financial statement and income tax bases of assets and liabilities. The income tax effects of temporary differences that give rise to significant portions of the deferred income tax liabilities and assets at December 31 were as follows (in thousands):

                                                   2000              1999
                                                 ------------------------
Liabilities:
     Depreciation                             $   13,499       $   12,529
     Prepaid tires                                   943              857
     Other                                           478              267
                                                -------------------------
         Deferred tax liabilities                 14,920           13,653
                                                -------------------------
Assets:
     Claims payable                                1,218            1,578
     Capital lease obligations                       112              254
     Employee benefits                             1,299              925
     Other                                           429              323
                                                -------------------------
         Deferred tax assets                       3,058            3,080
                                                -------------------------
         Net deferred tax liability           $   11,862       $   10,573
                                                =========================

The provisions for income taxes for the years ended December 31 consist of the following (in thousands):
                                            2000            1999           1998
                                            -----------------------------------
Currently payable:
     Federal                           $   1,848       $  1,216       $   2,650
     State                                   366            228             470
                                           ------------------------------------
                                           2,214          1,444           3,120
Deferred                                   1,289          1,494             390
                                           ------------------------------------
                                       $   3,503       $  2,938       $   3,510
                                           =-==================================


The statutory federal income tax rates for the years ended December 31 differ from the effective income tax rates as follows:

                                                         2000            1999           1998
                                                         -----------------------------------
Statutory federal income tax rate                        34.0%           34.0%         34.0%
Increase (decrease)in tax rate resulting from:
   State income taxes, net of federal tax benefit         4.1             4.3           4.2
   Other items, net                                       1.7              .4           2.3
                                                         -----------------------------------
Effective income tax rate                                39.8%           38.7%         40.5%
                                                         ===================================

Note 7         Leases, Other Commitments and Contingencies
-------------------------------------------------------------------------------

Certain terminal facilities, offices, office equipment and revenue equipment are rented under operating leases expiring at various dates through 2006. Rent expense charged against income for the years ended December 31 was $5,558,000
(2000), $5,527,000 (1999) and $5,269,000 (1998).

Revenue equipment financed by capital leases at December 31 is included in operating property as follows (in thousands):

                                                    2000              1999
                                                  --------------------------
     Revenue equipment                           $    4,388       $    4,870
     Less accumulated amortization                    1,062              984
                                                  --------------------------
     Net capital lease assets                    $    3,326       $    3,886
                                                  ==========================

Future minimum lease payments by year at December 31, 2000 are as follows (in thousands):

                                       Capital       Operating
                                       Leases         Leases
                                       -----------------------

                2001                 $   1,005         $   1,341
                2002                       725               860
                2003                     1,439                43
                2004                       506                36
                2005                        --                28
             Thereafter                     --                 9
                                       -------------------------
Total minimum lease payments             3,675       $     2,317
                                       =========================
Less amount representing

   interest at 5% to 7%                    413
                                       -------
Present value of net minimum
   lease payments                        3,262
Less current portion                       820
                                       -------
Long-term obligations                $   2,442
                                       =======


Kenan is committed to spend $5,000,000 for revenue equipment in 2001.

The Company is involved in various claims and legal actions arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the future results of operations or financial condition of the Company.

Note 8         Retirement Plans
-------------------------------------------------------------------------------

In the fourth quarter of 2000, the Company supplemented its Profit-Sharing Retirement Plan with a 401(k) Plan (together referred to as the Plan) that covers all employees. Company contributions to the Plan are determined annually by the Board of Directors. The Plan is funded currently and contributions expensed were $2,472,000 (2000), $2,262,000 (1999) and $2,004,000 (1998).

The Company has a Supplemental Executive Retirement Plan (SERP) to replace retirement benefits lost by certain officers under the Tax Reform Act of 1986. The SERP is an unfunded deferred compensation plan with benefits payable upon retirement, death or other termination of employment under provisions similar to those of the Profit-Sharing Retirement Plan. Net amounts expensed under the SERP were $117,000 (2000), $205,000 (1999) and $179,000 (1998).

Note 9         Incentive Plans
-------------------------------------------------------------------------------

1994 Stock Bonus Plan

In 1994, the Company implemented the 1994 Stock Bonus Plan that provided key employees with an opportunity to earn up to 56,600 shares of common stock over a ten-year period if targeted increases in net income were attained. On August 3, 1998, the plan was terminated. Under the plan, 5,682 shares of stock were earned in 1997 and issued in 1998, increasing common stock by $197,000. In total, 22,123 shares were issued under the plan. Compensation expense related to the plan was recognized in the year earned. Applying the disclosure requirements of SFAS 123 "Accounting for Stock-Based Compensation" would have no impact on reported net income.

1998 Long-Term Incentive Plan

On May 4, 1998, the shareholders approved the Company's 1998 Long-Term Incentive Plan (the "Plan"), which is intended to provide long-term incentives for key employees while encouraging optimum growth in Company profits. The plan provides for grant awards in the form of stock options, stock appreciation rights, restricted stock and performance shares of up to 450,000 shares of common stock.

                                  Stock Options

Under the Plan, options to purchase shares of common stock may be granted at not less than 100% of the fair market value at the date of grant, or 110% of fair market value in the case of any employee who holds more than 10% of the combined voting power of the Company's common stock as of the date of grant if the option is designated as an incentive option. Options have a ten-year term with vesting periods of one to five years from the date of the grant. The Company accounts for stock options in accordance with APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees."

During the first quarter of 1998, 328,900 nonqualified stock options were awarded to key employees under the Plan. The stock options vest over a five-year period. Between the date of the grant and approval of the Plan at the May 4, 1998 Annual Meeting of Shareholders, the market price of the Company's stock increased $1.25 per share. In accordance with APB No. 25, the Company recognizes compensation expense for any difference between market price and exercise price at the date of grant over the vesting period. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheet. Compensation expense relating to the stock options totaled $78,000, $82,000 and $55,000 in 2000, 1999 and 1998, respectively.

During 2000, the Company awarded 102,800 nonqualified stock options to key employees under the Plan. The stock options vest over a three-year period. The exercise prices were equal to the market prices at the date of the grants. Therefore, in accordance with APB No. 25, the Company did not record compensation expense related to the stock options granted in 2000.

In connection with the resignation of one of its officers, 14,100 of the unvested stock options that were awarded in 1998 and 10,000 of the unvested stock options that were awarded in 2000 were canceled on October 31, 2000 in accordance with the Plan. A summary of the Company's stock option activity and related information is presented below:

                                      Options            Weighted-Average
                                      (000's)             Exercise Price
                                      -----------------------------------
Outstanding, January 1, 1998             --                     $--
Granted                                 329                      32
Exercised                                --                      --
Forfeited                                --                      --
                                      -----------------------------------
Outstanding, December 31, 1998          329                      32
Granted                                  --                      --
Exercised                                --                      --
Forfeited                                --                      --
                                      -----------------------------------
Outstanding, December 31, 1999          329                      32
Granted                                 103                      21
Exercised                                --                      --
Forfeited                               (24)                     27
                                      -----------------------------------
Outstanding, December 31, 2000          408                     $29
                                      ===================================


The number of options  exercisable  at  year-end  were  131,560  (2000),  65,780
(1999), and 0 (1998).

The following table summarizes information about the stock options at December 31, 2000:

Grant             Exercise                               Weighted-Average                            Remaining
Year                Price             Outstanding         Exercise Price           Exercisable         Life
-----            ---------------      -----------        ----------------            -----------     ---------
1998             $31.75 to 32.00            314,800              $31.77                  131,560      8   years
2000              21.00 to 26.50             92,800               21.17                        0     10


Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 24%; weighted-average expected life of options of 3.5 years; risk-free interest rate of 5.4% - 6.7%; dividend yield of 1%. Using these assumptions, the weighted-average fair values as of the grant dates for the options outstanding as of December 31, 2000 that were granted in 2000 and 1998 are $406,000 ($4.38 per option) and $2,590,000 ($8.23 per option), respectively. If the Company had recorded compensation cost relating to the options based upon the fair value at the grant date consistent with the method described in SFAS 123, the Company's pro forma net income and earnings per share for the years ended December 31 would have been as follows:

                                                                 2000             1999             1998
                                                            ---------------------------------------------
Pro forma net income (in thousands)                        $    4,925       $    4,201        $    4,698
Pro forma basic and diluted
   earnings per share                                            2.03             1.73              1.95

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

In 2000, effective with the resignation of one of its officers, the Company in accordance with the Plan canceled 900 shares of the restricted stock that had been awarded.

Unearned compensation was charged for the market value of the restricted shares as these shares were issued. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restriction period. During 2000, 1999 and 1998, $139,000, $147,000 and $96,000, respectively, were charged to expense relating to the restricted stock awards.

Note 10        Nature of Business and Concentration of Credit Risk
-------------------------------------------------------------------------------

The Company transports commodities in bulk for the petroleum and chemical industries throughout the United States, and its customers include international corporations in these industries. The Company records revenue once the product has been transported to its customers. One customer accounted for 22%, 24%, and 19% of the Company's revenue in 2000, 1999 and 1998, respectively. Concentration of credit risks to the Company consists primarily of trade receivables from petroleum and chemical companies. To cover estimated credit losses, the Company maintains an allowance for doubtful accounts, which totaled $619,000 and $506,000 at December 31, 2000 and 1999, respectively.

The Company operates in one industry segment: the transportation of petroleum, propane gas and chemicals in the tank truck industry.


Note 11        Summary of Quarterly Financial Information (Unaudited)
-------------------------------------------------------------------------------


                                                           (In thousands)                          Basic and
                                                  ---------------------------------               Diluted
                                              Operating          Operating           Net           Earnings
     Quarter                                   Revenue            Income           Income          Per Share
-------------------------------------------------------------------------------------------------------------------
2000
    First                                  $    38,279         $   1,606         $    944         $   .39
    Second                                      39,327             2,435            1,412             .58
    Third                                       39,598             2,215            1,401             .58
    Fourth                                      40,434             2,644            1,546             .64

1999
    First                                  $    33,961         $   2,030         $  1,305         $   .54
    Second                                      34,016             1,828            1,066             .44
    Third                                       35,547             2,055            1,249             .51
    Fourth                                      38,028             1,714            1,042             .44



Note 12        Subsequent Event
-------------------------------------------------------------------------------

On January 25, 2001, the Company and Advantage Management Holdings Corp. entered into a merger agreement pursuant to which Advantage is to acquire Kenan Transport Company for $35 per share in cash. The transaction is conditioned upon, among other things, the approval of Kenan's shareholders and the expiration of certain regulatory waiting periods. The transaction is expected to close in the second quarter of 2001.

Following the merger, Kenan Transport Company will be owned by a new entity, which will be named The Kenan Advantage Group, Inc. and will be privately held.

If this transaction closes as is expected, all outstanding options and restricted stock that were granted under the 1998 Long-Term Incentive Plan (Note
9) would become 100% vested.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
------------------------------------------------------------------------------

None.

                                    PART III

Item 10  Directors and Executive Officers of the Registrant

-------------------------------------------------------------------------------
Directors
                                                  Principal Occupation;
                                           Business Experience Past Five Years;
                                                Other Directorships and Age
Name, Period Served

Thomas S. Kenan, III (1)           Chairman of the Board of Directors since July 1996; President, The Westfield
    Director Since                 Company, Durham, NC; Trustee, The Duke Endowment, Charlotte, NC; Trustee,
1964                               The William R. Kenan Jr. Charitable Trust, Chapel Hill, NC; Director,
                                   Flagler System, Palm Beach, FL.    Age 63.

Owen G. Kenan (1)                  Vice Chairman of the Board of Directors since July 1996; President and Chief
    Director Since                 Executive Officer, Kenan Enterprises, Inc., President and Chief Executive
1978                               Officer, Kenan Oil Company, Inc., Chapel Hill, NC (1987-1997); Director and
                                   Vice Chairman, Flagler System, Palm Beach, FL.   Age 57.

William C. Friday                  Retired; President, The William R. Kenan Jr. Fund, Chapel Hill, NC
    Director Since                 (1983-1998).   Age 80.
1978

William O. McCoy                   Partner, Franklin Street Partners, Chapel Hill, NC; Interim Chancellor of
    Director Since                 the University of North Carolina at Chapel Hill (1999-2000); Vice
1996                               President-Finance,  The  University  of North
                                   Carolina, General Administration (1995-1998);
                                   Vice           Chairman,            BellSouth
                                   Corporation-Telecommunications   (1984-1994);
                                   Director,  TeraGlobal  Communications  Corp.,
                                   San Diego,  CA;  Director,  Carolina  Power &
                                   Light   Company;    Director,   The   Liberty
                                   Corporation; Director, The Weeks Corporation;
                                   Director, Fidelity Investments. Age 67.

Paul J. Rizzo                      Chairman, Franklin Street Partners, Chapel Hill, NC; Vice Chairman, IBM
    Director Since                 Corporation (1993-1994); Director, Morgan Stanley; Director, Ryder Systems;
1996                               Director, McGraw-Hill Companies, Inc.; Director, Johnson & Johnson.    Age 73

Braxton Schell                     Attorney-at-Law, Schell Bray Aycock Abel & Livingston P.L.L.C., Greensboro,
      Director Since               NC; Director, Flagler System, Palm Beach, FL.    Age 77.
  1986

Lee P. Shaffer (2)                 President of the Company since 1975; Chief Executive Officer of the Company
      Director Since               since July 1996; Chief Operating Officer of the Company (1975-1996).     Age
  1967                             61.

Kenneth G. Younger                 Retired; Chairman and Chief Executive Officer, Carolina Freight Corporation
      Director Since               (1977-1990 and 1993-1994); Director, Trailer-Bridge, Inc.    Age 75.
  1996



(1)      Thomas S. Kenan, III and Owen G. Kenan are brothers.
(2) Lee P. Shaffer is the father of Lee P. Shaffer, III, the Vice President of Operations, an executive officer of the Company.

Executive Officers

Information concerning the executive officers of the Company follows:

               Name                         Age                                Position
  -------------------------------          -------    -----------------------------------------------------------

  Lee P. Shaffer   (1)                       61       Director, Chief Executive Officer of the Company
                                                      beginning in 1996; President of the Company since 1975;
                                                      Chief Operating Officer of the Company (1975-1996)

  William L. Boone                           61       Vice President-Finance and Secretary of the Company since
                                                      1974; Treasurer of the Company beginning in 1996;
                                                      Assistant Treasurer of the Company (1981-1996)

  Gary J. Knutson                            50       Vice President-Pricing and Business Analysis of the
                                                      Company beginning in 2000; Vice President-Marketing of
                                                      the Company (1994-1999); Vice President-Sales of the
                                                      Company (1990-1993)

  John E. Krovic                             45       Vice President-Human Resources and Safety of the Company
                                                      since 1993

  William P. Prevost                         45       Vice President-Marketing beginning in 1999; Vice
                                                      President of the Company (1998); President and Chief
                                                      Operating Officer (1986-1997), Transport South, Inc.,
                                                      Smyrna, Georgia

  James H. Reid                              53       Vice President of the Company beginning in 1998.
                                                      President of Petro-Chemical Transport, Inc. beginning in
                                                      1997; President (1993-1998), CITGO Pipeline & Products,
                                                      Tulsa, Oklahoma

  Lee P. Shaffer, III  (1)                   41       Vice President-Operations of the Company beginning in
                                                      2000; Vice President-Operations Services of the Company
                                                      (1994-2000); Director of Operations Services of the
                                                      Company (1992-1993); Director of Operations of the
                                                      Company (1988-1992)


(1) Lee P. Shaffer, III is the son of Lee P. Shaffer, President and Chief Executive Officer of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under federal securities laws, the Company's directors, its executive officers, and any persons holding more than 10 percent of the Company's stock are required to report their ownership of the Company's stock, as well as any changes in that ownership, to the Securities and Exchange Commission. Based solely on review of the copies of reporting forms furnished to the Company, or written representations that no forms are required, the Company believes that during 2000, all filing requirements of its officers, directors and 10 percent shareholders for reporting to the Securities and Exchange Commission their ownership and changes in ownership of shares (as required pursuant to Section 16(a) of the Securities and Exchange Act of 1934) were fulfilled.

Item 11           Executive Compensation

---------------------------------------------------------------------------
      The following table sets forth the annual compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and the next four most highly compensated executive officers for fiscal 2000 of the Company for the years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                      Long Term Compensation

                                          Annual Compensation             Awards Payouts
-------------------------------------------------------------------------------------------------------------------
                                                                     Restricted     Securities       All Other
                                                                    Stock Awards    Underlying    Compensation (2)
                                               Salary      Bonus        (1)           Options           ($)
Name and Principal Position            Year       ($)       ($)         ($)             (#)
------------------------------------- -------- ---------- -------- --------------- -------------- -----------------
Lee P. Shaffer,                        2000    329,803    59,694        -0-           20,000           137,312
  President, Chief                     1999    316,206      -0-         -0-             -0-            124,862
  Executive Officer                    1998    302,300    99,660      288,925         140,900          118,543
------------------------------------- -------- ---------- -------- --------------- -------------- -----------------
William L. Boone,                      2000    186,448    24,425        -0-           15,000            59,150
  Vice President-Finance               1999    178,761      -0-         -0-             -0-             54,855
  Secretary, Treasurer                 1998    170,900    37,598      117,475         57,300            55,412
------------------------------------- -------- ---------- -------- --------------- -------------- -----------------
William P. Prevost,                    2000    153,483    19,316        -0-           15,000            23,143
  Vice President                       1999    125,520      -0-         -0-             -0-             18,509
  Marketing                            1998    120,000    21,360       46,125         23,500            17,158
------------------------------------- -------- ---------- -------- --------------- -------------- -----------------
James H. Reid,                         2000    248,875    28,869        -0-           12,000            32,374
  President & Chief                    1999    241,626      -0-         -0-             -0-             27,846
  Operating Officer of                 1998    192,500    34,265       52,000         23,500            19,916
  Petro-Chemical
  Transport, Inc.
------------------------------------- -------- ---------- -------- --------------- -------------- -----------------
Gary J. Knutson,                       2000    121,621    14,108        -0-           10,000            30,906
  Vice President-Pricing               1999    116,943      -0-         -0-             -0-             28,566
  and Business Analysis                1998    111,800    19,900       41,275         20,700            21,946
------------------------------------- -------- ---------- -------- --------------- -------------- -----------------

(1) The value in this column is calculated by multiplying the closing price of the Company's Common Stock on the date of grant of the restricted stock by the number of shares awarded to each individual. The restricted period for all grants of restricted stock is five years with 20% of the stock granted becoming free of restrictions on the anniversary of the date of grant each year, beginning in 1999. Each recipient of restricted stock reported above will receive dividends and has the right to vote the full number of shares granted. The number of shares owned and the aggregate value of the restricted stock holdings of the named executive officers as of December 31, 2000 (based on a closing price of $25.00 on December 28, 2000) are as follows: Mr. Shaffer, 9,100/$227,500; Mr. Boone, 3,700/$92,500; Messrs.
      Reid and Prevost, 1,500/$37,500 each; Mr. Knutson, 1,300/$32,500.

(2) Other compensation includes benefits paid or accrued by the Company pursuant to the Company's Profit Sharing Retirement Plan (PSRP) and Supplemental Executive Retirement Plan (SERP). Other compensation also includes the value of split dollar life insurance premiums paid on behalf of executive officers under a Senior Management Life Insurance Plan (SMLIP). Plan benefits paid and/or accrued for the year ended December 31, 2000 are presented below:

                                       PSRP              SERP        SMLIP
             Name:                      ($)              ($)         ($)

             Lee P. Shaffer               9,010           97,910     30,392
             ---------------------- ---------------- ------------- -----------

             William L. Boone             9,010           35,444     14,696
             ---------------------- ---------------- ------------- -----------

             William P. Prevost           8,134            8,924      6,085
             ---------------------- ---------------- ------------- -----------

             James H. Reid                9,010           23,364        -0-
             ---------------------- ---------------- ------------- -----------

             Gary J. Knutson              6,446           16,054      8,406
             ---------------------- ---------------- ------------- -----------

Stock Options

      The following table sets forth information regarding options to purchase common stock of the Company granted in 2000 pursuant to the Company's 1998 Long-Term Incentive Plan to the five executive officers named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year


                                                                                             Potential Realizable
                                                                                           Value at Assumed Annual
                                                                                                Rates of Stock
                                                                                           Appreciation for Option
                                                                                                   Term (2)
-------------------------- --------------- ----------------- ------------- --------------- ------------ ------------
                             Number of        % of Total
                             Securities    Options Granted   Exercise or
                             Underlying    to Employees in    Base Price

                              Options        Fiscal Year      ($/Share)      Expiration
          Name              Granted (1)                                         Date         5% ($)       10% ($)
-------------------------- --------------- ----------------- ------------- --------------- ------------ ------------
Lee P Shaffer                  20,000             19.46         21.00         4/30/10        264,136      669,372
-------------------------- --------------- ----------------- ------------- --------------- ------------ ------------
William L. Boone               15,000             14.59         21.00         4/30/10        198,102      502,029
-------------------------- --------------- ----------------- ------------- --------------- ------------ ------------
William P. Prevost             15,000             14.59         21.00         4/30/10        198,102      502,029
-------------------------- --------------- ----------------- ------------- --------------- ------------ ------------
James H. Reid                  12,000             11.67         21.00         4/30/10        158,481      401,623
-------------------------- --------------- ----------------- ------------- --------------- ------------ ------------
Gary J. Knutson                10,000              9.73         21.00         4/30/10        132,068      334,686
-------------------------- --------------- ----------------- ------------- --------------- ------------ ------------

(1) Options granted in May 2000 under the Company's 1998 Long-Term Incentive Plan, which obtained shareholder approval on May 4, 1998. These options vest over a three-year period beginning April 30, 2001, with one-third of the options becoming exercisable on that date and one-third becoming exercisable on each anniversary date thereafter through the year 2003.

(2) As required by the Securities and Exchange Commission, the amounts shown assume a 5% and 10% annual rate of appreciation on the price of the Company's Common Stock throughout a ten-year option term. There can be no assurance that the rate of appreciation assumed for purposes of this table will be achieved. The actual value of the stock options to the named executive officers and all optionees, as a group, will depend on the future price of the Company's Common Stock.

         The following table sets forth information with respect to the five executive officers named in the Summary Compensation Table concerning the number and value of options to purchase the Company's common stock outstanding at the end of 2000.

                    Aggregated Fiscal Year-End Option Values


Name                           Shares      Value       Number of Securities Underlying     Value of Unexercised
                            Acquired on     Realized    Unexercised Options at Fiscal     In-the-Money Options at
                              Exercise        ($)                  Year-End                   Fiscal Year-End
                                                                     (#)                            ($)
                                                                 Exercisable/                  Exercisable/
                                                                Unexercisable                Unexercisable (1)
-------------------------- --------------- ----------- --------------------------------- --------------------------
Lee P. Shaffer                  -0-           -0-              56,360 / 104,540                 0 / 80,000
-------------------------- --------------- ----------- --------------------------------- --------------------------
William L. Boone                -0-           -0-              22,920 /  49,380                 0 / 60,000
-------------------------- --------------- ----------- --------------------------------- --------------------------
William P. Prevost              -0-           -0-               9,400 /  29,100                 0 / 60,000
-------------------------- --------------- ----------- --------------------------------- --------------------------
James J. Reid                   -0-           -0-               9,400 /  26,100                 0 / 48,000
-------------------------- --------------- ----------- --------------------------------- --------------------------
Gary J. Knutson                 -0-           -0-               8,280 /  22,420                 0 / 40,000
-------------------------- --------------- ----------- --------------------------------- --------------------------


(1) This is an estimate based on the aggregate dollar value of in-the-money, unexercised options using the closing price of the Company's Common Stock on December 28, 2000 of $25.00.

Compensation of Directors

         During 2000, Thomas S. Kenan, III was paid an annual retainer of $52,000 for his services as Chairman of the Board. Each outside director is paid an annual retainer of $6,000 plus an additional $1,500 for each meeting of the Board or meeting of a Board Committee that he attends.

Severance, Change in Control and Other Arrangements

         The following Company plans provide for payments to be made to executive officers upon the occurrence of specified events after a change in control of the Company.

                        Senior Management Severance Plan

         Each of the executive officers named in the Summary Compensation Table has entered into an agreement with the Company that provides for payments to the covered individual under the Company's Senior Management Severance Plan (the "Severance Plan"). The Severance Plan provides for payments equal to two times the average base salary of the covered individual for the immediately preceding three fiscal years if he is terminated without cause or suffers a change in employment conditions within 24 months following a change in control of the Company. A change in control includes (i) the acquisition by any person of beneficial ownership of securities representing 50% or more of the combined voting power of the Company's outstanding securities, (ii) the failure of the current Board members to constitute a majority of the Board (except that any new Board member approved by at least a majority of the current Board will be deemed to be a member of the current Board), and (iii) the approval by the Board of the sale of all or substantially all of the Company's assets or certain other mergers, reorganizations or consolidations of the Company, which would result in the occurrence of any event described in clauses (i) or (ii) above.

         Under the Severance Plan, the covered individual agrees to abide by certain restrictive covenants for a period of one year following termination of his employment. Under these restrictive covenants, the terminated employee agrees that he will not influence customers of the Company to discontinue use of the Company's services, interfere with or disrupt the relationships between the Company and any of its suppliers, distributors, lessees or licensees, or solicit any employees of the Company to work for any other person or firm.

                          1998 Long-Term Incentive Plan

         Under the provisions of the Company's Incentive Plan, upon the occurrence of a change in control of the Company, all stock options previously issued become immediately exercisable for the underlying shares. The term change in control as defined in the Incentive Plan includes substantially the same events that constitute a change in control under the Severance Plan as described above.

                      Senior Managers' Life Insurance Plan

         The Senior Managers' Life Insurance Plan (the "Plan") contains a provision that would require the Company to continue making premium payments for any covered employee who is terminated within 24 months following a change in control of the Company. The definition of change in control in the Plan includes the sale or transfer of all or substantially all of the Company's assets or a 50% change in the ownership of the Company as a result of a merger, sale of shares or issuance of new shares. The Company is obligated to provide continued coverage under the Plan in the event of termination following a change in control until the later of (i) the date the terminated participant turns 65 or
(ii) the date on which the terminated participant has been covered for 15 years. For each of the current executive officers participating in the Plan, the 15-year coverage period will end in 2013.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is comprised of three directors who are not current or former employees of the Company. They are Kenneth G. Younger, Paul J. Rizzo, and William O. McCoy.

Item 12        Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

         Unless otherwise noted, the following table shows the ownership on March 5, 2001, of the Company's Common Stock by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of such stock:



                                            Shares Owned
       Name and Address                     Beneficially           Percent
      ------------------------------------ -------------------- -------------
      Frank H. Kenan 1988 Trust (1)
      100 Europa Drive, Suite 525
      Chapel Hill, NC 27514                    789,360              32.6%
      ------------------------------------ -------------------- -------------
      1965 Trust established by
         Sarah Graham Kenan (2)
      345 Park Avenue                          300,000              12.4%
      New York, NY 10154-1002
      ------------------------------------ -------------------- -------------
      Royce & Associates, Inc.(3)
      1414 Avenue of the Americas
      New York, NY 10019                       208,830               8.6%
      ------------------------------------ -------------------- -------------
      Franklin Resources, Inc.(3)
      777 Mariners Island Blvd.
      San Mateo, CA 94403                      130,800               5.4%
      ------------------------------------ -------------------- -------------
      Lee P. Shaffer (4)
      Post Office Box 2729
      Chapel Hill, NC 27515                    264,112              10.5%
      ------------------------------------ -------------------- -------------

(1) There are six trustees of the Frank H. Kenan 1988 Trust, each of whom may be deemed to own beneficially the shares of common stock held thereby. The trustees are Elizabeth P. Kenan, Thomas S. Kenan, III, Owen G. Kenan, Elizabeth Kenan Howell, Annice Hawkins Kenan and Braxton Schell.

(2) There are four trustees of the 1965 Trust established by Sarah Graham Kenan, each of whom may be deemed to own beneficially the shares of common stock held thereby. The trustees are Thomas S. Kenan, III, Owen G. Kenan, Elizabeth Kenan Howell and Morgan Guaranty Trust Company of New York.

(3)  Ownership as of December 31, 2000 as reported to the Company on Schedule
     13G.

(4) Includes 91,207 shares for Mr. Shaffer that may be acquired within 60 days of March 5, 2001 pursuant to options granted under the Company's 1998 Long-Term Incentive Plan. Does not include an additional 69,693 shares for Mr. Shaffer which are covered by options that will become fully exercisable in connection with the merger described under Item 1 above by which Advantage Management Holdings Corp. is to acquire the Company.

Security Ownership of Management

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock, as of March 5, 2001, by its directors, named executive officers and by all directors and executive officers as a group:

Name of Beneficial Owner                 Officer and/or Director           Shares Owned Beneficially    Percent
---------------------------------------- -------------------------------- ---------------------------- ------------
Lee P. Shaffer                           Officer, Director                    264,112 (3)                 10.5%
---------------------------------------- -------------------------------- ---------------------------- ------------
Owen G. Kenan                            Officer, Director                     32,820 (1)(2)               1.4%
---------------------------------------- -------------------------------- ---------------------------- ------------
Thomas S. Kenan, III                     Officer, Director                     36,000 (1)                  1.5%
---------------------------------------- -------------------------------- ---------------------------- ------------
William L. Boone                         Officer                               83,249 (3)                  3.4%
---------------------------------------- -------------------------------- ---------------------------- ------------
William P. Prevost                       Officer                               20,600 (3)                    *
---------------------------------------- -------------------------------- ---------------------------- ------------
James H. Reid                            Officer                               19,600 (3)                    *
---------------------------------------- -------------------------------- ---------------------------- ------------
Gary J. Knutson                          Officer                               25,248 (3)                  1.0%
---------------------------------------- -------------------------------- ---------------------------- ------------
William C. Friday                        Director                               1,100                        *
---------------------------------------- -------------------------------- ---------------------------- ------------
William O. McCoy                         Director                                   0                        *
---------------------------------------- -------------------------------- ---------------------------- ------------
Paul J. Rizzo                            Director                                   0                        *
---------------------------------------- -------------------------------- ---------------------------- ------------
Braxton Schell                           Director                               1,000 (4)                    *
---------------------------------------- -------------------------------- ---------------------------- ------------
Kenneth G. Younger                       Director                                 500                        *
---------------------------------------- -------------------------------- ---------------------------- ------------
All Directors and Executive Officers as a Group                               520,923 (1)(2)(3)(4)        19.8%
(14 persons)
------------------------------------------------------------------------- ---------------------------- ------------

* Less than 1%

(1) The shares shown as beneficially owned by Owen G. Kenan, Thomas S. Kenan, III and all directors and executive officers as a group do not include 1,089,360 shares owned by trusts of which Owen G. Kenan and Thomas S. Kenan, III are beneficiaries as well as trustees, and 18,900 shares held by The Kenan Family Foundation, a nonprofit corporation of which each is a director. When these amounts (1,089,360 and 18,900) are added to the shares listed in the table above for each of the following individuals and directors and executive officers as a group, the aggregate beneficial ownership of stock and percentage of outstanding stock owned by each person or group is as follows: Owen G. Kenan - 1,141,080 or 47.1%; Thomas
      S. Kenan, III - 1,144,260 or 47.3%; and all directors and executive officers as a group - 1,629,183 or 61.9%.

(2) Includes 1,380 shares owned by Owen G. Kenan's wife, 10,950 shares held by his wife as custodian for their children under the Uniform Gifts to Minors Act and 11,490 shares held by a trust of which Owen G. Kenan serves as trustee.

(3) Includes 91,207 shares for Mr. Shaffer, 39,380 shares for Mr. Boone, 19,100 shares for Mr. Prevost, 18,100 shares for Mr. Reid, 15,754 shares for Mr. Knutson, and 213,242 shares for all directors and executive officers as a group which may be acquired within 60 days of March 5, 2001 pursuant to options granted under the Company's 1998 Long-Term Incentive Plan. Does not include an additional 69,693 shares for Mr. Shaffer, 32,920 shares for Mr. Boone, 19,400 shares for Mr. Prevost, 17,400 shares for Mr. Reid, 14,946 shares for Mr. Knutson, and 184,958 shares for all directors and executive officers as a group, all of which shares are covered by options that will become fully exercisable in connection with the merger described under Item 1 above by which Advantage Management Holdings Corp. is to acquire the Company.

(4) Does not include 789,360 shares held by a trust of which Mr. Schell serves as trustee.


Changes in Control

         On January 25, 2001, the following shareholders of the Company entered into written agreements with Advantage Management Holdings Corp., pursuant to which the shareholders agreed to vote their shares in favor of the merger by which Advantage is to acquire the Company described under Item 1 above:

         Frank H. Kenan 1988 Trust
         1965 Trust established by Sarah Graham Kenan
         Owen G. Kenan

         Thomas S Kenan, III
         William C. Friday
         Braxton Schell
         Kenneth G. Younger
         Lee P. Shaffer
         William L. Boone
         William P. Prevost
         James H. Reid
         Gary J. Knutson
         John E. Krovic
         Lee P. Shaffer, III

At March 5, 2001, these shareholders collectively held almost 58% of the Company's outstanding Common Stock. The shareholders also agreed not to sell or transfer their shares, grant any proxies or powers of attorney with respect to their shares, or deposit their shares into a voting trust or enter into a voting agreement with respect to their shares except in connection with the Advantage merger or to solicit any transactions for the acquisition of the Company or have discussions or negotiations with any third party regarding any acquisition of the Company other than the Advantage merger. The agreements will terminate automatically if the Company's merger agreement with Advantage terminates.

Item 13        Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

         The Company leases its corporate offices in University Square at 143 West Franklin Street in Chapel Hill, North Carolina from the Frank H. Kenan 1988 Trust under a five-year lease agreement that became effective January 1, 1995 and was renewed for an additional three years in November 1999 under the same terms. In 2000, the Company paid $348,112 in base lease payments to the Frank H. Kenan 1988 Trust, the present owner of University Square. Based upon studies performed by the Company of rental rates for comparable facilities, the Company is satisfied that the rent paid does not exceed market rates in the area.

    Braxton Schell is a member of Schell Bray Aycock Abel & Livingston P.L.L.C., a law firm that provides legal services to the Company.



                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------------


(a)           (1) Financial Statements
                  --------------------
                  The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

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

                      KENAN TRANSPORT COMPANY
                      -----------------------
                      (Registrant)

               By:  /s/ Lee P. Shaffer
                    ----------------------------
                    Lee P. Shaffer, President and Chief Executive Officer

               Date:         March 21, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                            Title                     Date
----------------------            -------------------------     --------------

Principal Financial Officer:

/s/ William L. Boone            Vice President-Finance;         March 21, 2001
-----------------------         Secretary; Treasurer
William L. Boone



Controller or Principal
   Accounting Officer:

/s/ J. Earl Cowan               Controller                      March 21, 2001
------------------------
J. Earl Cowan

  Signature                             Title                  Date
----------------------             -------------------------   --------------

Directors:

/s/ Thomas S. Kenan, III         Chairman of the Board          March 21, 2001
------------------------         of Directors
Thomas S. Kenan, III


/s/ Owen G. Kenan                Vice Chairman of the           March 21,2001
------------------------         Board of Directors
Owen G. Kenan


/s/ William O. McCoy             Director                       March 21, 2001
------------------------
William O. McCoy

/s/ Paul J. Rizzo                Director                       March 21, 2001
------------------------
Paul J. Rizzo

/s/ William C. Friday            Director                       March 21, 2001
------------------------
William C. Friday

/s/ Braxton Schell               Director                       March 21, 2001
------------------------
Braxton Schell

/s/ Kenneth G. Younger           Director                       March 21, 2001
------------------------
Kenneth G. Younger

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page No.
Financial Statements                                                in Form 10-K
---------------------------------------------------------           ------------


Report of Independent Public Accountants relating to the
   Consolidated Financial Statements and Notes thereto                        11

Consolidated Balance Sheets - December 31, 2000 and 1999                      12

Consolidated Statements of Income -
   For the Years Ended December 31, 2000, 1999 and 1998                       13

Consolidated Statements of Shareholders' Equity -
   For the Years Ended December 31, 2000, 1999 and 1998                       14

Consolidated Statements of Cash Flows -
   For the Years Ended December 31, 2000, 1999 and 1998                       15

Notes to Consolidated Financial Statements                                 16-25

                                         INDEX TO EXHIBITS


Exhibit No.                          Description

-----------     ------------------------------------------------------
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

   2(d) Agreement and Plan of Merger among Advantage Management Holdings Corp., KTC/AMG Holdings Corp., Kenan Transport Company and KTC Acquisition Corp., dated January 25, 2001.

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

   3(i) Amendment to the Bylaws of the Registrant as adopted October 21, 1996 by the Registrant's Board of Directors, filed as Exhibit
                3(i) to the Registrant's Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference to such Form 10-K.

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

  10(f) Amendment to the 1998 Long-Term Incentive Plan, effective January 1, 2000. filed as Exhibit 10(f) to the Registrant's Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference to such Form 10-K.

  10(g) Amendment to the Senior Managers' Life Insurance Plan, effective January 1, 2000, filed as Exhibit 10(g) to the Registrant's Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference to such Form 10-K.

  10(h)         Executive Bonus Award Plan,  effective January 1, 2000, filed as
                Exhibit 10(h) to the Registrant's Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference to such Form 10-K.

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